Form 10-K
period 2018-12-31
PREMIER FINANCIAL BANCORP INC
filed 2019-03-18
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.

As of June 30, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $220,188,155 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 5, 2019
Common Stock without par value	14,628,902

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2019.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company and financial holding company that, as of March 5, 2019 operates eleven banking offices in Kentucky, three banking offices in Ohio, twenty-six banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and three banking offices in Virginia. At December 31, 2018, Premier had total consolidated assets of $1.690 billion, total consolidated deposits of $1.430 billion and total consolidated stockholders' equity of $216.7 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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

In late 2007 Premier resumed a strategy of franchise expansion by acquiring and owning community banks.  On October 24, 2007, the Company entered into a material definitive agreement with Citizens First Bank, Inc. (“Citizens First”), a bank with $60 million of total assets located in Ravenswood, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Citizens First for up to $11.7 million in stock and cash.  Each share of Citizens First common stock was entitled to merger consideration of cash and stock that generally totaled $29.25, subject to certain limitations.  Premier issued 660,000 shares of its common stock plus Premier paid $5.3 million in cash to the shareholders of Citizens First.

On November 27, 2007, the Company entered into a material definitive agreement with Traders Bankshares, Inc. (Traders), a single bank holding company with $108 million of total assets located in Spencer, West Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Traders for approximately $18.1 million in stock and cash.  Each share of Traders common stock was entitled to merger consideration of $50.00 cash and 5.156 shares of Premier common stock.  Premier issued approximately 928,125 shares of its common stock plus Premier paid $9.0 million in cash to the shareholders of Traders.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

On December 31, 2008, the Company entered into a material definitive agreement with Abigail Adams National Bancorp, Inc. (“Abigail Adams”), a two bank holding company (Adams National Bank and Consolidated Bank & Trust Company) with $436 million of total assets at December 31, 2008 with locations in and around Washington, DC and Richmond, Virginia.  Under terms of the definitive agreement, Premier agreed to purchase Abigail Adams for approximately $10.8 million in stock.  The acquisition closed on October 1, 2009.  Each share of Abigail Adams common stock was entitled to merger consideration of 0.6134 shares of Premier common stock.  Premier issued approximately 2,124,375 shares of its common stock to the shareholders of Abigail Adams.  Premier participated in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) to help fund the rehabilitation of Adams National and provide the additional capital needed to maintain the Company’s healthy capital ratios after consummating the merger with Abigail Adams.

On September 10, 2010 Citizens Deposit Bank and Trust, Inc. (“Citizens Deposit”) completed its purchase of four banking offices from Integra Bank located in Maysville and Mt. Olivet, Kentucky, and Ripley and Aberdeen, Ohio.  The purchase of the branches was a strategic move to increase Citizens Deposit’s presence in its current market area without a significant increase in its operating costs. Citizens Deposit paid a $2.4 million deposit premium for the deposit liabilities it assumed and also acquired $17.8 million of branch related loans as well as $34.0 million of additional commercial real estate loans and $10.0 million of other commercial loans selected by Citizens Deposit originated from other Integra offices.  The four banking offices were also included in the branch purchase.  The purchase resulted in approximately $1.1 million of goodwill and $2.0 million in core deposit intangible.

On February 28, 2011, Premier received final regulatory approval to move forward with its plans to merge Boone County Bank, headquartered in Madison, West Virginia; First Central Bank, headquartered in Philippi, West Virginia; Traders Bank, Inc., headquartered in Ravenswood, West Virginia; Adams National Bank, headquartered in Washington, DC and Consolidated Bank & Trust, headquartered in Richmond, Virginia, to form Premier Bank, Inc. (“Premier Bank”).  The merger was completed on April 9, 2011.  The resulting bank is headquartered in Huntington, West Virginia.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

One of the goals achieved by merging the bank charters together was to alleviate the restrictions placed on the Company’s operations by written agreements previously entered into by Adams National with the Office of the Comptroller of the Currency, (“OCC”) and Consolidated Bank and Trust Company, (“CB&T”) with the Federal Reserve Bank of Richmond, (“FRB”).  With the surrender of the Adams National charter upon consummation of the merger to form Premier Bank, Inc., the written agreement with the OCC was terminated.  Similarly, with the merger of CB&T into Premier Bank, Inc., the provisions of the written agreement with the FRB that applied to CB&T were concluded.

With the merger of Adams National and CB&T into Boone County Bank in the formation of Premier Bank, Abigail Adams as a corporate entity was no longer needed.  As such, it was merged into Premier on May 16, 2011.  Likewise, Premier’s other non-banking subsidiary, Mt. Vernon Financial Holdings, Inc. (“Mt. Vernon”), had completed its purpose by liquidating substantially all of a pool of loans remaining from the sale of the Bank of Mt. Vernon in 2001.  In September 2011, any remaining loans owned by Mt. Vernon were contributed as capital to Premier’s subsidiary bank, Citizens Deposit, and then on September 27, 2011, Mt. Vernon was also merged into Premier.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   The extension agreement became effective on April 1, 2017 and continues to cover Premier’s core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until March 31, 2022 and provides for automatic five-year extensions after that date.

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
December 31, 2018

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

On June 12, 2014, Citizens Deposit opened a de novo branch in Fort Wright, Kentucky in the southern Cincinnati, Ohio metro area in an effort to expand the bank’s operations into a more urban market.  On June 13, 2015, Citizens Deposit closed its Aberdeen and South Webster, Ohio branches in a strategic move to reduce its cost structure.  On August 3, 2015, Citizens Deposit opened a de novo branch in Florence, Kentucky, its second de novo branch in the southern Cincinnati, Ohio metro area.   In 2018, Citizens Deposit opened two de novo branches.  On April 9, 2018, Citizens Deposit completed the purchase of a branch building in Huntington, West Virginia and began operating the facility as a full service bank branch.   On December 17, 2018, Citizens Deposit opened a full service bank branch in Cold Spring, Kentucky, its third branch location in the southern Cincinnati, Ohio metro area.  These branch transactions are part of a strategic effort to position the bank as a strong community bank, with a low cost structure and a high opportunity for profitable loans in expanding markets along the Ohio River.

On July 6, 2015, Premier and First National Bankshares Corporation (“Bankshares”), a $245 million single bank holding company (as of December 31, 2015) headquartered in Ronceverte, West Virginia jointly announced that they had entered into a definitive agreement of merger.  Under terms of the definitive agreement of merger, each share of Bankshares common stock was entitled to merger consideration of 2.324 shares of Premier common stock.  Premier issued approximately 1,935,300 shares of its common stock to the shareholders of Bankshares valued at approximately $22.0 million.

Effective with the close of business on March 4, 2016, Premier merged its newly acquired wholly owned subsidiary First National Bank (“First National”), a wholly owned subsidiary of Bankshares, with and into its wholly owned subsidiary Premier Bank, Inc.  The resulting merger expanded Premier Bank’s footprint into the Greenbrier Valley of West Virginia and into Covington, Virginia along Interstate 64 with six branch locations.

Premier elected to become a financial holding company effective October 5, 2017.  For further information on financial holding companies see Regulatory Matters - Gramm-Leach-Bliley Act below.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Recent Corporate Developments

On December 29, 2017, Citizens Deposit entered into an agreement to purchase a branch building located in Huntington, West Virginia in an effort to open a de novo branch in that market along the Ohio River.  On April 6, 2018, Citizens Deposit completed the purchase of the branch building and opened a full service branch at that location.

On April 18, 2018, Premier and First Bank of Charleston, Inc. (“First Bank”), a $180 million community bank headquartered in Charleston, West Virginia jointly announced that they had entered into a definitive agreement of merger whereby Premier would acquire First Bank in exchange for a combination of cash and Premier common stock valued at approximately $33.0 million.  The merger was completed effective with the close of business on October 12, 2018.  Under the terms of the definitive agreement of merger, as amended, each share of First Bank common stock was entitled to receive 1.199 shares of Premier common stock and $5.00 cash from Premier, with Premier issuing approximately 1.249 million shares as a result of the acquisition.  In addition to the cash and shares of common stock from Premier, First Bank shareholders also received a regulatorily approved special dividend of $5.00 per share from the equity of First Bank as part of the acquisition transaction.  In conjunction with the acquisition by Premier, First Bank was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier.  The resulting merger will expand Premier Bank’s full service footprint into the Charleston, West Virginia market place.

On December 17, 2018, Citizens Deposit opened a branch in Cold Spring, Kentucky, its third full service branch in the Cincinnati, Ohio metro market.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

The Company utilizes an external third party provider for its core data processing systems.  As a result, the Company through the Banks is able offer more modern products, such as internet banking, mobile banking and check imaging, plus is able to take advantage of modern technologies such as image exchange to remit and clear items with its exchange agents. The Company has also integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.

The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks typically only retain mortgage loans with variable interest rate terms due to the longer amortization periods associated with mortgage lending.  For customers who desire fixed rate mortgage terms, the Banks take customer applications for a third party mortgage vendor, and in turn receive a commission for their services.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are generally secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  The branches located in larger metro areas, such as Washington DC, Richmond Virginia, and Cincinnati Ohio, also offer opportunities for larger commercial and commercial real estate loans.  These opportunities are subject to Premier’s strict credit underwriting policies and procedures.

The Banks' range of deposit services includes checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts, certificates of deposit and overdraft protection. Customers can access their accounts via traditional bank branch locations as well as Automated Teller Machines (ATM’s) and the internet either via personal computers or mobile computing devices such as smart phones.  The Banks also offer bill payment, remote deposits via image capture devices and mobile computing devices, person to person payments via mobile computing devices, and telephone banking services.  Deposits of the Banks are insured by the Deposit Insurance Fund administered by the FDIC to the maximum amounts offered by the FDIC.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Competition

The Banks encounter strong competition both in making loans and attracting deposits. The widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking and internet banking have created a highly competitive environment for financial services providers. In one or more aspects of its business, each Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, electronic payment facilitators, software companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in its market and elsewhere, many of which have substantially greater financial and managerial resources. While the Banks are smaller financial institutions by comparison, each of the Banks' competitors include large bank holding companies having substantially greater resources and offering certain services that the Affiliate Banks may not currently provide. Each Bank seeks to minimize the competitive effect of larger organizations through a community banking approach that emphasizes direct customer access to the Bank's regional presidents and other officers in an environment conducive to friendly, informed and courteous service.  Furthermore, via the Company’s credit administration department, the Banks can also minimize the competitive effects of larger organizations by tailoring their lending criteria to the individual circumstances of the small-to-medium sized business owner.

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

Regulatory Matters

The following discussion sets forth certain elements of the regulatory framework applicable to financial holding companies, bank holding companies and their subsidiaries and provides certain specific information relevant to Premier. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of the holders of securities, including Premier’s common shares. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to Premier or its subsidiaries may have a material effect on the business of Premier.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a risk to the financial soundness and stability of any bank subsidiary of the bank holding company. Premier and the Affiliate Banks are subject to the Federal Reserve Act, which limits borrowings by Premier (and any nonbank subsidiaries) from the Affiliate Banks and also limits various other transactions between Premier (and any nonbank subsidiaries) and the Affiliate Banks.

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
December 31, 2018

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the FDIC on the Banks. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier 1" capital and "Tier 2" capital. "Tier 1" capital includes common stockholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier 1 capital. "Tier 2" capital includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.  Effective January 1 2015, bank and bank holding company regulatory agencies adopted rules defining a subset of Tier 1 capital referred to as “Common Equity Tier 1” capital, or “CET1” capital, in accordance with the Basil III accord.  CET1 capital includes only the common stockholders’ equity of the entity before deducting elements such as goodwill, certain identifiable intangible assets and certain other assets.  Prior to the acquisition of Bankshares, Premier’s CET1 capital and Tier 1 capital were identical because all of Premier’s Tier 1 capital was common shareholders’ equity.  In conjunction with the acquisition of Bankshares on January 15, 2016, Premier assumed $6.0 million of Trust Preferred Securities held by Bankshares which are eligible for inclusion in Premier’s Tier 1 capital but are excluded from its CET1 capital.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Bank holding companies currently are required to maintain CET1 capital, Tier I capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5%, 6.0% and 8.0% of total risk-weighted assets, respectively. At December 31, 2018, Premier met all requirements, with CET1 capital equal to 14.2% of its total risk-weighted assets, Tier I capital equal to 14.7% of its total risk-weighted assets and total capital equal to 15.9% of its total risk-weighted assets.  Prior to 2015, the minimum Tier I capital to total risk-weighted assets ratio was 4.0%.

In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3.0%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3.0% plus at least 100 to 200 basis points. At December 31, 2018, Premier's leverage ratio was 10.7%.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier 1 risk-based capital ratio the Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the Tier 1 risk-based capital ratios of the banks at December 31, 2018 and December 31, 2017 exceed the new standard.  Also beginning on January 1, 2015, a new measure of capital adequacy has been added for the Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The equity of both of Premier’s subsidiary banks are already 100% common stockholders’ equity and therefore there was no adverse impact from the implementation of the new capital ratio.

Beginning on January 1, 2016 an additional capital conservation buffer was added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and is being phased-in over the four year period from 2016 thru 2019.  When fully implemented in 2019, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer at December 31, 2018 was 7.88% and at December 31, 2017 was 7.56%, both well in excess of the fully phased-in 2.50% required by January 1, 2019.

Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2018, approximately $8.4 million of the total stockholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.

 PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

The Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. In addition, the Act permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."  Premier elected to become a financial holding company effective October 5, 2017.

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
December 31, 2018

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Some aspects of the Dodd-Frank Act are still subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Premier, its customers or the financial services industry as a whole.  In many cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act’s mandates, and may take further action to comply with or modify the Dodd-Frank Act’s mandates.

Number of Employees

The Company and its subsidiaries collectively had approximately 363 full-time equivalent employees as of December 31, 2018.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

Changes in interest rates could negatively impact the Company’s results of operations

The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.  Given Premier’s current mix of assets and liabilities, a rising interest rate environment would have a slightly positive to neutral impact on Premier’s results of operations, because the Company has more interest bearing assets than interest bearing liabilities and the interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.  However, a declining interest rate environment would have a negative impact on Premier’s results of operations.

Fixed rate loans (and adjustable rate loans that include a fixed rate for a specified period of time) increase Premier’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing.  Adjustable rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks.  As interest rates rise, the periodic payment by the borrower rises to the extent permitted by the terms of the loan, and the increased periodic payment increases the potential for default.  At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there is likely to be an increase in prepayment activity on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Premier’s results of operations could be negatively impacted.  Adjustable rate loans that have an interest rate floor feature will exhibit the same characteristics as a fixed rate loan during the period market interest rates are below the floor.  During this time and until the time market interest rates rise above the floor, Premier’s exposure to interest rate risk in a rising rate environment is increased because interest-bearing liabilities would be subject to repricing without a change in the interest rate on adjustable rate loans.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Regional economic changes in the Company’s markets could adversely impact results from operations

Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia; southern Ohio; northern Kentucky; northern, western and south central Virginia, and the metro Washington, DC, Richmond, Virginia and Cincinnati, Ohio areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Greenbrier, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood; the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto; the northern Kentucky counties of Boone, Campbell and Kenton in the Cincinnati, Ohio metro area; the Kentucky counties of Bracken, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby; the metro Washington DC area including the surrounding portions of northern Virginia and Maryland; the Richmond and Hampton metro areas of south central Virginia; and the Covington area of western Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation or deflation, recession, government intervention or regulation, changes in energy and natural resource markets, international events, unemployment, government shutdown, furlough of government employees, or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.  Likewise, a significant decline in commercial real estate occupancy rates or values would likely lead to increased delinquencies and defaults in commercial real estate secured loans and result in increased losses in these portfolios.

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
December 31, 2018

Changes in energy and natural resource markets may increase credit risk in the loan portfolio

Premier’s success and growth in lending in the central West Virginia market area depend primarily on the local general economy which has been driven in the past by federal government programs to develop technology infrastructure and more recently by the drilling for natural gas in the Marcellus and Utica shale formations.  Furthermore, Premier’s success in the southern West Virginia market depends, in large part, on the local general economy which has been driven by significant employment by coal and other natural resource based businesses. While Premier’s direct credit risk exposure to such industries is minimal, the success or failure of these industries may have an indirect effect on the local economic conditions in the central and southern West Virginia market areas, either individually or collectively, thus having a significant impact on Premier’s loans, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans, each of which could negatively affect the financial results of its banking operations.

Concentration of commercial real estate and commercial business loans may increase credit risk in the loan portfolio

Commercial real estate and commercial business loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations and the income stream of the commercial borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  A significant decline in general economic conditions caused by inflation or deflation, recession, unemployment, federal government shutdown or partial shutdown, or other factors beyond Premier’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.

Premier’s success in the metro Washington, D.C., Richmond, Virginia and Cincinnati, Ohio market areas depend primarily on the local general economic conditions in the area and lending to commercial customers.  While the sources of economic activity in these metro markets are diverse, commercial loans in these market areas are generally larger in size than in Premier’s other markets due to various factors such as higher real estate values and larger business operations.  Also, many of the local borrowers have more than one commercial real estate or commercial business loan outstanding with Premier.  Consequently, an adverse development with respect to one loan or one credit relationship can expose Premier to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. The local economic conditions in these metropolitan areas have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans and could negatively affect the financial results of Premier’s banking operations.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2019 the Banks could, without prior approval, declare dividends of approximately $8.4 million plus any 2019 net profits retained to the date of the dividend declaration.  Furthermore, one of the consequences of not meeting the newly implemented regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.

Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from its subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common and preferred shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material adverse effect on its business.  Further discussion of Premier’s ability to pay dividends can be found under the caption “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 21 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

Great Britain’s exit from the European Union (“Brexit”) could adversely affect financial markets generally.

The complexity and inability of Britain and the European Union to reach a definitive agreement on how Brexit should occur could adversely affect financial markets generally.  While Premier has no direct loans to or deposits from foreign entities, the uncertain impact of Brexit on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally.  Similar to the “systemic risk” described above, the commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  Premier’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

Loss of large checking and money market deposit customers could increase cost of funds and have a negative effect on results of operations

Premier has a number of large deposit customers that maintain balances in checking, savings, money market and repurchase agreement accounts at the Affiliate Banks. The ability to attract these types of deposits has a positive effect on Premier’s net interest margin as they provide a relatively low cost of funds to Premier compared to certificates of deposits or borrowing advances. If these depositors were to withdraw these funds and the Affiliate Banks were not able to replace them with similar types of deposits, the cost of funds would increase and Premier’s results of operation would be negatively impacted.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Unauthorized disclosure of sensitive or confidential customer information and cyber-security breaches could severely harm the Company’s reputation and have a negative effect on results of operations.

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

Strong competition within the Company’s market areas may limit profitability

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
December 31, 2018

Integration of current and future acquisitions may be more difficult than anticipated

The success of Premier’s acquisition of First Bank, Bankshares or any future acquisitions will depend on a number of factors, including (but not limited to) Premier’s ability to:

•	timely and successfully integrate the operations of Premier and each of the acquisitions;
•	maintain the existing relationships with the depositors of each acquisition to minimize the withdrawal of deposits subsequent to the merger(s);
•	maintain and enhance the existing relationships with the borrowers of each acquisition to limit potential losses from loans made by the them prior to the acquisition;
•	control the incremental non-interest expense of the integrated operations to maintain overall operating efficiencies;
•	retain and attract qualified personnel at each acquisition; and
•	compete effectively in the communities served by each acquisition and in nearby communities.

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

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 1.5 to 40 basis points of the institution’s assessment base.  The assessment base for banks similar to those owned by Premier is defined as the most recent quarterly average total assets of the bank less the quarterly average tangible equity of the bank.  Federal law requires that the designated reserve ratio for the deposit insurance fund to reach a minimum of 1.35% of estimated insured deposits by no later than September 30, 2020.  If the risk category of either of the Affiliate Banks deteriorates or if the minimum designated reserve ratio is deemed to not be on target to meet the minimum by September 30, 2020, the Affiliate Banks’ FDIC insurance premiums could increase.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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
December 31, 2018

If a subsidiary bank’s current capital ratios decline below the regulatory threshold for an “adequately capitalized” institution, the bank will be considered “undercapitalized” which may have a material and adverse effect on Premier.

The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do not meet the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator. Furthermore, one of the consequences of not meeting the regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.

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
December 31, 2018

Item 2.  Properties

The Company leases its principal executive offices located in Huntington, West Virginia. Except as noted, each of the Banks owns the real property and improvements on which their banking activities are conducted.

Premier Bank, in addition to its main office at 2883 5th Avenue in Huntington, West Virginia and an office building at 119 Virginia Street, West in Charleston, West Virginia used for non-customer contact operations, has banking branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

Charleston	201 Pennsylvania Avenue	Charleston, WV 25302	Owned
Madison	300 State Street	Madison, WV 25130	Owned
Van	18854 Pond Fork Road	Van, WV 25206	Owned
West Hamlin	40 Lincoln Plaza	Branchland, WV 25506	Leased
Logan	307 Hudgins Street	Logan, WV 25601	Owned
Buckhannon	14 North Locust Street	Buckhannon, WV 26201	Owned
Bridgeport	25 Oakmont Lane	Bridgeport, WV 26330	Owned
Philippi	5 South Main Street	Philippi, WV 26416	Owned
Gassaway	700 Elk Street	Gassaway, WV 26624	Owned
Flatwoods	3802 Sutton Lane	Sutton, WV 26601	Owned
Sutton	373 West Main Street	Sutton, WV 26601	Owned
Clay	2043 Main Street	Clay, WV 25043	Owned
Rock Cave	State Routes 4 & 20	Rock Cave, WV 26234	Leased
Burnsville	316 Walbash Avenue	Burnsville, WV 26335	Leased
Ravenswood	601 Washington Street	Ravenswood, WV 26164	Owned
Ripley South	606 South Church Street	Ripley, WV 25271	Owned
Ripley East	103 Miller Drive	Ripley, WV 25271	Owned
Spencer Main	303 Main Street	Spencer, WV 25276	Owned
Spencer Drive Thru	406 Main Street	Spencer, WV 25276	Owned
Mineral Wells	1397 Elizabeth Pike	Mineral Wells, WV 26150	Owned
Connecticut Avenue	1130 Connecticut Avenue	Washington, DC 20036	Leased
DuPont Circle	1604 17th Street, N.W.	Washington, DC 20009	Leased
K Street	1501 K Street, N.W.	Washington, DC 20006	Leased
NoMa	1160 First Street, NE	Washington, DC 20002	Leased
Chevy Chase	5530 Wisconsin Avenue	Chevy Chase, MD 20815	Leased
Richmond	320 North First Street	Richmond, VA 23219	Owned
Hampton	101 N. Armistead Avenue	Hampton, VA 23669	Owned
Ronceverte	124 Cedar Street	Ronceverte, WV 24970	Owned
Lewisburg	3371 North Jefferson Street	Lewisburg, WV 24901	Owned
Downtown Lewisburg	1085 East Washington St.	Lewisburg, WV 24901	Owned
White Sulphur Springs	42736 Midland Trail East	White Sulphur Springs, WV	Owned
Covington	151 North Court Avenue	Covington, VA 24426	Owned

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Item 2.  Properties – (continued)

Premier Bank also leases loan production offices at the following locations:

Loan Production Office	Address	Location and Zip Code	Leased/ Owned

Beckley	300 North Kanawha St, Suite 207	Beckley, WV 25801	Leased
Fairmont	412 Fairmont Avenue	Fairmont, WV 26554	Leased

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:

Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Cold Spring	136 Plaza Drive	Cold Spring, KY 41076	Owned
Eminence	5230 South Main Street	Eminence, KY 40019	Owned
Florence	8542 US 42 Highway	Florence KY 41042	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	17 West Walnut Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Huntington	2600 5th Avenue	Huntington, WV 25701	Owned
Ironton	221 Railroad Street	Ironton, OH 45638	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned

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
December 31, 2018

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchase of Equity Securities

The Company's common stock is listed on the Nasdaq Global Market System under the symbol PFBI. At December 31, 2018, the Company had approximately 1,542 shareholders of record of its common shares.

 The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.

	Cash	Sales Price
	Dividends Paid	High	Low

2017
First Quarter	0.120	$17.35	$14.25
Second Quarter	0.120	17.76	15.26
Third Quarter	0.120	18.34	13.80
Fourth Quarter	0.120	17.60	14.54
	0.480

2018
First Quarter	0.120	$16.80	$13.43
Second Quarter	0.150	21.40	14.82
Third Quarter	0.150	20.91	18.01
Fourth Quarter	0.150	19.10	14.42
	0.570
2019
First Quarter (through March 5, 2019)	$0.000	$16.99	$14.07

* For comparative purposes, historical per share amounts prior to June 8, 2018 have been adjusted to reflect a 5 for 4 stock split declared on May 16, 2018, distributed on June 8, 2018 to shareholders of record on June 4, 2018

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2018 approximately $8.4 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2013 with the cumulative total returns of both a broad equity market index and a published industry index.  The historical board equity market index chosen was the Russell 2000.  In 2016, Premier was added to the Russell 2000 index and a graph of the total return performance is included for comparison.  The published industry index chosen was the SNL ($1B-$5B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

Total Return Performance
Premier Financial Bancorp, Inc.
Russell 2000 Index
SNL Banks $1B-$5B Index
Index Value
300
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Premier Financial Bancorp, Inc.	100.00	114.61	125.52	174.82	180.00	172.69
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Banks $1B-$5B Index	100.00	104.56	117.04	168.38	179.51	157.27
  Source:  S&P Global Market Intelligence © 2019

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under its equity compensation plans: the 2002 Stock Option Plan and the 2012 Long-term Incentive Plan, as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders
2002 Stock Option Plan	43,331	$5.48	0
2012 Long-term Incentive Plan	255,052	12.70	304,159
Equity compensation plans not approved by shareholders
None
Total	298,383	$11.66	304,159

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2018	2017	2016	2015	2014
Earnings
Net interest income	$59,754	$57,488	$53,698	$48,380	$48,414
Provision for loan losses	2,315	2,499	1,748	326	534
Non-interest income	9,098	8,655	8,187	7,099	6,930
Non-interest expense	40,471	40,218	41,193	35,804	34,490
Income taxes	5,898	8,607	6,770	6,903	7,170
Net income	20,168	14,819	12,174	12,446	13,150
Preferred stock dividends, net of redemption discount	-	-	-	-	598
Net income available to common shareholders	$20,168	$14,819	$12,174	$12,446	$12,552

Financial Position
Total assets	$1,690,115	$1,493,424	$1,496,193	$1,244,693	$1,252,824
Loans	1,149,301	1,049,052	1,024,823	849,746	879,711
Allowance for loan losses	13,738	12,104	10,836	9,647	10,347
Goodwill and other intangibles	52,908	38,746	39,720	35,976	36,829
Securities	365,731	278,466	288,607	255,466	229,750
Deposits	1,430,127	1,272,675	1,279,386	1,060,196	1,075,243
Other borrowings	33,381	28,310	32,679	32,986	27,302
Subordinated debt	5,406	5,376	5,343	-	-
Common equity	216,729	183,355	174,184	147,232	145,782

Per Common Share Data
Net income – basic	1.48	1.11	0.92	1.11	1.13
Net income - diluted	1.47	1.10	0.92	1.08	1.06
Book value	14.82	13.74	13.10	13.09	13.02
Tangible book value	11.20	10.84	10.11	9.89	9.73
Cash dividends	0.57	0.48	0.45	0.41	0.44

Financial Ratios
Return on average assets	1.30%	0.99%	0.82%	0.98%	1.01%
Return on average common equity	10.46%	8.13%	6.94%	8.41%	8.80%
Dividend payout	38.51%	43.24%	48.62%	36.69%	38.62%
Stockholders’ equity to total assets at period-end	12.82%	12.28%	11.64%	11.83%	11.64%
Average stockholders’ equity to average total assets	12.39%	12.18%	11.78%	11.67%	12.29%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a financial holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), an $1.238 billion bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust (“Citizens”), a $445 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-seven communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services.  On January 16, 2016, Premier completed its purchase of First National Bankshares Corporation (“Bankshares”), a $237.3 million single bank holding company headquartered in Ronceverte, West Virginia.  Bankshares owned First National Bank (“First National”) which operated six branch offices located in Ronceverte, Lewisburg, and White Sulphur Springs, West Virginia and Covington and Hot Springs, Virginia.  First National was merged into Premier Bank, Inc. on March 4, 2016.  On October 12, 2018, Premier completed its purchase of the First Bank of Charleston (“First Bank”), a $189.0 million bank headquartered in Charleston, West Virginia, and merged the bank into Premier Bank on that date.  As of December 31, 2018, Premier had approximately $1.690 billion in total assets, $1.149 billion in total loans, $1.430 billion in total deposits and $22.1 million in customer repurchase agreements.

The accompanying consolidated financial statements have been prepared by the management of Premier in conformity with accounting principles generally accepted in the United States of America. The audit committee of the Board of Directors engaged Crowe LLP (“Crowe”) as independent auditors to audit the consolidated financial statements, and their report is included elsewhere herein. Financial information appearing throughout this annual report is consistent with that reported in the consolidated financial statements. The following discussion is designed to assist readers of the consolidated financial statements in understanding significant changes in Premier's financial condition and results of operations.

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
December 31, 2018

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
December 31, 2018

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
December 31, 2018

Business Acquisitions and Impairment of Goodwill

For acquisitions, Premier is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as real estate appraisals or valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

The loans acquired via the purchase of Bankshares on January 15, 2016 and the acquisition of First Bank on October 12, 2018 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with accounting guidance for acquisitions after 2008, there was no allowance for loan losses applied to the acquired loans at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay, or other factors, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

SUMMARY FINANCIAL RESULTS

Premier had net income of $20.168 million in 2018 compared to $14.819 million of net income in 2017 and $12.174 million of net income reported for 2016.  The acquisition of First Bank on October 12, 2018 added approximately $663,000 to net income in the fourth quarter of 2018.  Net income increased in 2018 largely due to increases in interest income and non-interest income as well as a decrease in the provision for loan losses.  These positive results more than offset increases in interest expense and non-interest expense.  Net income also improved in 2018 due to a decrease in the corporate income tax rate and a corresponding decrease in income tax expense. Net income increased in 2017 largely due to increases in net interest income and non-interest income complemented by a decrease in non-interest expense.  These positive results more than offset an increase in the provision for loan losses and an increase in income tax expense.  Basic earnings per share were $1.48 in 2018 compared to $1.11 in 2017 and $0.92 in 2016.  The increase in earnings per share in 2018 was largely the result of the increase in net income.  Similarly, the increase in earnings per share in 2017 was largely the result of the increase in net income.  Similar to the trend in basic earnings per share, diluted earnings per share were $1.47 in 2018 compared to $1.10 in 2017 and $0.92 in 2016.  On June 8, 2018, Premier issued a 5 for 4 stock split to shareholders of record on June 4, 2018.  Each shareholder received 1 additional share of common stock for every 4 shares of common stock already owned on the record date.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock split to aid in the comparison to current period results.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets (“ROA”) and return on average common equity (“ROE”) over the previous five years.  ROA measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of First Bank on October 12, 2018 and the purchase of Bankshares on January 16, 2016.  In 2016, with the acquisition of Bankshares on January 15, 2016, total assets increased to a total of $1.496 billion.  By the end of 2017 total assets declined slightly to $1.493 billion.  In 2018, with the acquisition of First Bank on October 12, 2018, total assets increased to a total of $1.690 billion at December 31, 2018.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income in 2018 resulted in ROA of 1.30%, an increase from the 0.99% ROA in 2017 and the 0.82% ROA in 2016.  As shown in the table below, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2014 at 4.27%.  In 2015, net interest income decreased to 4.15% of average earning assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  Similarly, in 2016 net interest income decreased further to 3.93% of average earnings assets as the yield on earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  In 2017, net interest income increased to 4.18% of average earnings assets as changes in short-term interest rates and prime lending rates had a positive impact on yields earned on the investment portfolio, federal funds sold, interest-bearing bank balances and to some extent the loan portfolio.  In 2018, net interest income decreased slightly to 4.13% of average earning assets as the rates paid on interest-bearing liabilities, primarily interest-bearing deposits, increased more significantly that the increase in the yields earned on interest earning assets.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Going back to 2014, the low interest rate environment had a diminishing effect on both the yield on earning assets and the cost of interest bearing liabilities but resulted in relatively high net interest margin at 4.27%.  In 2015 the continuing low interest rate environment and the strong competition for good quality loans resulted in a decrease in the yield on earning assets.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2015 decreased to 4.15%.  In 2016, while short-term asset yields increased in response to the Federal Reserve Board of Governors’ decision to increase the target federal funds rate by 25 basis points in mid-December 2015, overall yield on earning assets still decreased by 22 basis points largely due to the generally lower asset yields on the loans and investments acquired from Bankshares.  With only a minor decrease in the cost of interest bearing liabilities, the net interest margin in 2016 decreased to 3.93%.  In 2017, the cumulative effect of continuing increases in the target federal funds rate throughout 2017 generally improved short-term earning asset yields as well as yields earned on investments and the loan portfolio.  The overall yield on earning assets increased by 23 basis points in 2017 while the cost of interest-bearing liabilities decreased by 1 basis point.  The result was an increase in the net interest margin in 2017 to 4.18%. Finally, in 2018, the continued cumulative effect of increases in the target federal funds rate throughout 2018 generally improved short-term earning asset yields as well as yields earned on purchases of investments.  However, the competition for good quality loans in 2018 kept the average yields earned on the loan portfolio fairly consistent with the yields earning in 2017.  The overall yield on earning assets increased by only 4 basis points in 2018 as a result.  However, as short-term rates increased in 2018, the competition for deposits increased requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  Furthermore, the rise in short-term rates also increased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  The overall rate paid on interest-bearing liabilities increased by 15 basis points in 2018 as a result.  The effect was a decrease in the net interest margin in 2018 to 4.13%.

As net interest income (as a percent of average earning assets) decreased by 5 basis points in 2018 to 4.13% from the 4.18% reported in 2017, net credit income (as a percentage of average earning assets) also decreased.  However, the decrease was limited to 3 basis points due to a lower provision for loan losses recorded during the year.  Net credit income is net interest income reduced by the provision for loan losses recorded during the year.  In 2018, the provision for loan losses reduced the net interest margin by 0.16%, decreasing net credit income to 3.97%.  In 2017, the provision for loan losses reduced the net interest margin by 0.18%, decreasing net credit income to 4.00%.  In 2016, the provision for loan losses reduced the net interest margin by 0.13%, decreasing net credit income to 3.80%.  In 2015, the provision for loan losses reduced the net interest margin by 0.03%, decreasing net credit income to 4.12%.  In 2014, the provision for loan losses reduced the net interest margin by 0.05%, decreasing net credit income to 4.22%, the highest level over the five year period presented in the table.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

To summarize the Company’s earnings results over the past five years beginning in 2014, net interest income (as a percent of average earnings assets) reached its highest level over the past five years at 4.27%.  The provision for loan losses in 2014 (as a percent of average earning assets) reduced net credit income to 4.22% of average earning assets, also the highest level in the five year period presented.  Non-interest income (as a percent of average earning assets) was 0.61% in 2014, while non-interest expense (as a percent of average earning assets) was 3.03% in 2013.  Premier’s applicable income taxes and tax equivalent adjustment serve to reduce net credit income.  Lastly, dividends and accretion accrued on Premier’s Series A Preferred Stock outstanding at the time also served to reduce net income available to common shareholders and thus reduce Premier’s ROA.  As illustrated in the table, the overall result was a 2014 return on average earning assets of 1.10% and a return on average total assets (ROA) of 1.01%.

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

In 2016, net interest income (as a percent of average earnings assets) decreased to 3.93%, largely due to a decrease in yields earned on the investment and loan portfolios.  The provision for loan losses in 2016 (as a percent of average earning assets) reduced net credit income to 3.80% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased slightly to 0.59% from the 0.61% reported in 2015, as Premier’s non-interest income decreased somewhat in proportion to the increase in total average earning assets in 2016, largely as a result of the acquisition of Bankshares in January 2016.  Non-interest income at 0.59% of average earning assets was the lowest ratio in the five years presented in the table below.  However, non-interest expense (as a percent of average earning assets) decreased even more than the decrease in non-interest income, dropping to 2.99% of average earning assets in 2016, compared to 3.05% of average earning assets in 2015.  The increase in non-interest expense in 2016, largely from the operations of Bankshares, was slightly lower in proportion to the increase in average earning assets, also resulting largely from the acquisition of Bankshares.  Income tax expense (as a percentage of average earning assets) decreased in 2016 to 0.49% as Premier’s decrease in net credit income, as a percentage of average earning assets, and higher level of tax exempt investment income resulted in lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2016 return on average earning assets to 0.88% and decrease its return on average total assets (ROA) to 0.82%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

In 2017, net interest income (as a percentage of average earning assets) increased to 4.18%, largely due to increases in yields on earning assets from the cumulative effect of continuing increases in the target federal funds rate throughout 2016 and 2017 by the Federal Reserve Board of Governors without a significant change in the rates paid on interest-bearing liabilities.  The provision for loan losses in 2017 (as a percent of average earning assets) reduced net credit income to 4.00% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.62% in 2017 as Premier’s non-interest income grew by 5.7% while the increase in average earning assets was modest at 0.6%.  Also improving the Company’s overall profitability in 2017, non-interest expenses (as a percent of average earning assets) decreased in 2017 to 2.90%.  Total non-interest expense decreased by $975,000, or 2.4%, in 2017, reducing the percentage of average earning assets to 2.90% for the year.  Income tax expense (as a percentage of average earning assets) increased in 2017 to 0.62% as Premier’s net credit income, non-interest income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to increase Premier's 2017 return on average earning assets to 1.07% and increase its return on average total assets (ROA) to 0.99%.

In 2018, net interest income (as a percentage of average earning assets) decreased slightly to 4.13%, largely due to increases in the cost of interest-bearing liabilities.  Competitive pressures to increase deposit rates paid resulting from the cumulative effect of continuing increases in the target federal funds rate throughout 2017 and 2018 by the Federal Reserve Board of Governors decreased net interest income (as a percentage of average earning assets) without a significant change in the yields earned on loans.  The provision for loan losses in 2018 (as a percent of average earning assets) reduced net credit income to 3.97% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.63% in 2018, the highest ratio reported in the five years presented in the table below, as Premier’s non-interest income grew by 5.1% while the increase in average earning assets was slightly less at 4.9%.  Also improving the Company’s overall profitability in 2018, non-interest expenses (as a percent of average earning assets) decreased to 2.79%, the lowest level reported in the five years presented in the table below.  Total non-interest expense in 2018 was relatively unchanged, increasing by $253,000, or 0.6%, in 2018.  This increase compares to the 4.9% increase in average earning assets and, as a result, reduced the percentage of average earning assets to 2.79% for the year.  Also improving Premier’s reported net income in 2018 was the decrease in the federal corporate income tax rate in 2018 to 21%.  As a result, income tax expense (as a percentage of average earning assets) decreased in 2018 to 0.41% as Premier’s effective tax rate in 2018 was 22.6% compared to a 36.7% effective tax rate in 2017.  As illustrated in the table below, the overall result was to increase Premier's 2018 return on average earning assets to 1.39% and increase its return on average total assets (ROA) to 1.30%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

ANALYSIS of RETURN ON ASSETS and EQUITY

	2018		2017		2016		2015		2014
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.13%		4.18%		3.93%		4.15%		4.27%
Provision for loan losses	(0.16)		(0.18)		(0.13)		(0.03)		(0.05)
Net credit income	3.97		4.00		3.80		4.12		4.22
Non-interest income	0.63		0.62		0.59		0.61		0.61
Non-interest expense	(2.79)		(2.90)		(2.99)		(3.05)		(3.03)
Tax equivalent adjustment	(0.01)		(0.03)		(0.03)		(0.03)		(0.02)
Applicable income taxes	(0.41)		(0.62)		(0.49)		(0.59)		(0.63)
Preferred stock dividends	0.00		0.00		0.00		0.00		(0.05)
Return on average earning assets	1.39%		1.07%		0.88%		1.06%		1.10%
Multiplied by average earning assets to average total assets	93.39		92.62		92.56		92.45		92.02
Return on average assets	1.30%		0.99%		0.82%		0.98%		1.01%
Multiplied by average assets to average common stockholders’ equity	8.07	X	8.21	X	8.49	X	8.57	X	8.67	X
Return on average common equity	10.50%		8.14%		6.94%		8.41%		8.80%

As the ratio of Premier’s non-interest expenses to average earning assets decreased in 2018, so did Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets).  Premier’s net overhead ratio was 2.16% in 2018, compared to 2.28% in 2017, 2.40% in 2016, 2.44% in 2015, and 2.42% in 2014.  These ratios illustrate a trend in reducing the net operating costs of Premier in proportion to its average earning assets.  In 2015, while total non-interest income increased by 2.9%, total non-interest expense increased by 3.8% resulting in a slightly higher net overhead ratio in 2015 when compared to 2014.  In 2016, average earning assets increased by 17.5%, primarily as a result of the acquisition of Bankshares.  However, while non-interest income increased by only 15.3%, non-interest expenses increased by 15.1%, a proportionately lower rate than the increase in average earning assets, thus reducing Premier’s net overhead ratio to 2.40% in 2016.  In 2017, average earning assets increased by only 0.6%, however, non-interest income increased by 5.7%, and non-interest expenses decreased by 2.4%, thus reducing Premier’s net overhead ratio to 2.28% in 2017.  Finally in 2018, Premier’s net overhead ratio decreased even further as average earning assets increased by 4.9% while non-interest income increased by 5.1%, a proportionately larger increase.  Further improving Premier’s net overhead ratio in 2018, non-interest expense increased by only 0.6%.  The overall effect was to reduce Premier’s net overhead ratio to 2.16% in 2018.  A lower net overhead ratio results in a greater portion of Premier’s net credit income flowing through to net income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

A breakdown of Premier's financial results by quarter for the years ended December 31, 2018 and 2017 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2018
Interest income	$15,799	$15,753	$16,001	$18,268	$65,821
Interest expense	1,164	1,334	1,492	2,077	6,067
Net interest income	14,635	14,419	14,509	16,191	59,754
Provision for loan losses	1,115	500	275	425	2,315
Net overhead	6,923	8,227	7,730	8,493	31,373
Income before income taxes	6,597	5,692	6,504	7,273	26,066
Net income	5,133	4,375	5,021	5,639	20,168
Basic net income per share	0.38	0.33	0.38	0.39	1.48
Diluted net income per share	0.38	0.32	0.37	0.39	1.47
Dividends paid per share	0.120	0.150	0.150	0.150	0.570

2017
Interest income	$15,109	$16,373	$15,134	$15,374	$61,990
Interest expense	1,113	1,111	1,103	1,175	4,502
Net interest income	13,996	15,262	14,031	14,199	57,488
Provision for loan losses	366	776	891	466	2,499
Net overhead	7,981	8,270	7,748	7,564	31,563
Income before income taxes	5,649	6,216	5,392	6,169	23,426
Net income	3,644	3,919	3,467	3,769	14,819
Basic net income per share	0.28	0.29	0.26	0.28	1.11
Diluted net income per share	0.27	0.29	0.26	0.28	1.10
Dividends paid per share	0.120	0.120	0.120	0.120	0.480

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2018, is provided in the table below.

In 2018, average earning assets increased by 4.9% or $67.7 million from 2017, following a 0.6% or $7.9 million increase in 2017 from 2016.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 1.4%, or $13.9 million, in 2018 from 2017.  The increase in 2018 follows a 1.1%, or $11.4 million, decrease in 2017 from 2016.  Supporting an increase in the net interest income (as a percentage of average earning assets) in 2018 was an 11.2%, or $35.6 million, increase in average non-interest bearing deposits.  Net interest income (as a percentage of average earning assets) in 2018 was 4.13% compared to 4.18% in 2017. This percentage is also referred to as the net interest margin.  The decrease in the net interest margin in 2018 was partially due to a lower amount of deferred interest income and loan purchase discounts recognized on loans that paid off during the year.  Also impacting the decrease in the net interest margin, the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets in 2018.  The increase in average earning assets in 2018 was primarily the result of a $13.6 increase in average loans outstanding, a $4.8 million increase in federal funds sold, a $13.3 million increase in average investment securities, and a $35.9 million increase in average interest-bearing bank balances.    The increase in average interest-bearing liabilities in 2018 was largely due to a $16.7 million increase in average interest-bearing deposits and a $3.0 million increase in average FHLB advances.  These increases were partially offset by a $2.6 million decrease in average short-term borrowings (primarily customer repurchase agreements) and a $3.3 million decrease in average long-term borrowings.  In 2017, the increase in average earning assets was primarily the result of a $42.4 increase in average loans outstanding and a $1.6 million increase in federal funds sold.  These increases in average earning assets were partially offset by a $13.7 million decrease in average investment securities, and a $22.3 million decrease in average interest-bearing bank balances.  The decrease in average interest-bearing liabilities in 2017 was largely due to a $6.5 million decrease in average interest-bearing deposits, a $1.4 million decrease in average short-term borrowings (primarily customer repurchase agreements), a $679,000 decrease in average FHLB advances, and a $3.0 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2018			2017			2016
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$17,894	$309	1.73%	$21,683	$308	1.42%	$28,441	$395	1.39%
States and municipal obligations (1)	10,291	322	3.13	12,132	402	3.31	19,832	612	3.09
Mortgage backed securities	276,051	6,491	2.35	256,293	5,130	2.00	257,741	4,765	1.85
Other securities	4,809	222	4.62	5,595	190	3.40	3,430	124	3.62
Total investment securities	309,045	7,344	2.38	295,703	6,030	2.04	309,444	5,896	1.91
Federal funds sold	11,848	248	2.09	7,051	73	1.04	5,474	24	0.44
Interest-bearing deposits with banks	72,307	1,441	1.99	36,405	603	1.66	58,742	407	0.69
Loans, net of unearned income (3)(4)
Commercial	733,983	38,971	5.31	720,679	37,948	5.27	670,356	34,250	5.11
Real estate mortgage	294,271	15,589	5.30	292,650	15,145	5.18	297,898	15,461	5.19
Installment	31,281	2,409	7.70	32,566	2,566	7.88	35,274	2,743	7.78
Total loans	1,059,535	56,969	5.38	1,045,895	55,659	5.32	1,003,528	52,454	5.23
Total interest earning assets	1,452,735	66,002	4.54	1,385,054	62,365	4.50	1,377,188	58,781	4.27
Allowance for loan losses	(13,058)			(11,461)			(10,407)
Cash and due from banks	25,478			40,915			39,497
Premises and equipment	25,784			23,775			24,284
Other assets	64,600			57,170			57,388
Total assets	$1,555,539			$1,495,453			$1,487,950

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$378,617	958	0.25%	$368,093	619	0.17%	$361,078	600	0.17%
Savings deposits	240,071	581	0.24	238,306	478	0.20	233,021	490	0.21
Certificates of deposit and other time deposits	352,511	3,905	1.11	348,124	2,758	0.79	366,918	2,794	0.76
Total interest bearing deposits	971,199	5,444	0.56	954,523	3,855	0.40	961,017	3,884	0.40
Short-term borrowings	22,410	34	0.15	24,965	60	0.24	26,334	44	0.17
Other borrowings	3,809	156	4.10	7,074	292	4.13	10,088	416	4.12
FHLB advances	2,958	81	2.74	-	-	-	679	43	6.33
Subordinated debt	5,390	352	6.53	5,359	295	5.50	5,178	256	4.94
Total interest-bearing liabilities	1,005,766	6,067	0.60%	991,921	4,502	0.45%	1,003,296	4,643	0.46%
Non-interest bearing deposits	352,565			316,931			305,518
Other liabilities	4,451			4,411			3,839
Common equity	192,757			182,190			175,297
Total liabilities and equity	$1,555,539			$1,495,453			$1,487,950

Net interest earnings (1)		$59,935			$57,863			$54,138
Net interest spread (1)			3.94%			4.05%			3.81%
Net interest margin (1)			4.13%			4.18%			3.93%
(1) Taxable – equivalent yields are calculated assuming a 21% federal income tax rate for 2018 and 35% for 2017 and 2016
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 72.9% of average earning assets during 2018.  Average loans increased in 2018 by $13.6 million, or 1.3%, over 2017 following a $42.4 million, or 4.2%, increase in 2017 over 2016.  The increase in 2018 is largely due to additional loan demand, in Premier’s Cincinnati Metro and West Virginia markets, which more than offset scheduled loan principal payments, payoffs from borrowers, and payoffs due to the workout of problem loans.  Average loans outstanding in 2018 increased by $7.0 million, or 12.4%, in Premier’s Cincinnati Metro market and increased by $58.7 million, or 12.1%, in Premier’s West Virginia market.  The increase in West Virginia included $24.7 million of average loans added via the acquisition of First Bank early in the fourth quarter of 2018.  Otherwise, average loans in the West Virginia markets increased by $34.0 million, or 7.0%, in 2018 due to internal loan demand.  Conversely, average loans outstanding decreased by $30.7 million, or 13.3%, in Premier’s DC Metro market; decreased by $8.9 million, or 16.8%, in Premier’s Virginia market; decreased by $1.9 million, or 3.4%, in Premier’s rural Ohio market; and decreased by $10.5 million, or 6.4%, in Premier’s Kentucky market, as loan payoffs exceeded new loan demand.

In 2017, the $42.4 million increase in average loans was largely due to additional loan demand, primarily in Premier’s DC Metro, Cincinnati Metro and West Virginia markets, which more than offset scheduled loan principal payments, payoffs from borrowers accelerating their payments to reduce their outstanding debt, and payoffs due to the workout of problem loans.  Average loans outstanding in 2017 increased by $24.5 million, or 11.8%, in Premier’s DC Metro market; increased by $18.0 million, or 47.2%, in Premier’s Cincinnati Metro market; and increased by $13.3 million, or 2.8%, in Premier’s West Virginia market.  Conversely, average loans outstanding decreased by $7.5 million, or 12.4%, in Premier’s Virginia market; decreased by $5.1 million, or 8.5%, in Premier’s rural Ohio market; and decreased by $982,000, or 0.6%, in Premier’s Kentucky market, as loan payoffs exceeded new loan demand.

Total loans at December 31, 2018 increased by $100.2 million, or 9.6%, from the total at December 31, 2017.  This increase follows a $24.2 million, or 2.4%, increase in total loans in 2017 from the total at December 31, 2016.  The increase in 2018 is due to the acquisition of First Bank, which added $112.0 million in loans at December 31, 2018.  Otherwise total loans decreased by $11.8 million, or 1.1%, in 2018.  Excluding the loans added from the First Bank acquisition, outstanding loans increased in Premier’s West Virginia markets by $36.5 million, or 7.3%, and increased in Premier’s Cincinnati Metro market by $8.1 million, or 13.6%.  These increases in 2018 were partially offset by a $37.5 million, or 16.4%, decrease in outstanding loans in Premier’s DC Metro market; a $4.3 million, or 9.2%, decrease in outstanding loans in Premier’s Virginia market; a $2.3 million, or 4.2%, decrease in Premier’s rural Ohio market; and a $12.4 million, or 7.8%, decrease in Premier’s Kentucky market since year-end 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The increase in 2017 was largely due to internal loan growth.  Outstanding loans increased in Premier’s West Virginia markets by $41.6 million, or 9.0%, increased in Premier’s Washington DC Metro market by $589,000, or 0.2%, and increased in Premier’s Cincinnati Metro market by $8.2 million, or 16.0%.  These increases in 2017 were partially offset by a $12.0 million, or 20.4%, decrease in outstanding loans in Premier’s Virginia market, a $6.3 million, or 10.5%, decrease in Premier’s rural Ohio market, and a $7.9 million, or 4.8%, decrease in Premier’s Kentucky market since year-end 2016.  The loan increases in the West Virginia markets were largely due to loan growth in central West Virginia as well as new opportunities with the opening of a loan production office Charleston, West Virginia.

Loans secured by real estate totaled 87.4% of Premier’s loan portfolio at December 31, 2018, down from 88.5% of total loans at December 31, 2017.  The decrease in the percentage was due to a decrease in real estate construction and land development loans.  The decrease in these loans was partially offset by increases in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio, primarily due to the acquisition of First Bank.  While the recorded investment in commercial real estate secured loans increased $42.5 million in 2018, the commercial real estate percentage to total loans remained steady at 43.0% at the end of 2017 and 2018.  At December 31, 2017, loans secured by real estate totaled 88.5% of Premier’s loan portfolio, up from 88.2% of total loans at December 31, 2016.  The slight increase in the percentage was due to an increase in real estate construction and land development loans.  The increase in these loans was partially offset by decreases in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio.  While the recorded investment in commercial real estate secured loans increased $7.6 million in 2017, the commercial real estate percentage to total loans decreased slightly from 43.3% at the end of 2016 to 43.0% at the end of 2017.

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the acquisition of First Bank consisted of approximately $42.4 million of residential real estate mortgage loans, or 37.0% of the First Bank’s total loan portfolio.  The loan portfolio acquired via the acquisition of Bankshares consisted of approximately $56.7 million of residential real estate mortgage loans, or 41.3% of the Bankshares total loan portfolio.  In addition, the loan portfolio acquired via the purchase of Gassaway consisted of approximately $63.2 million of residential real estate mortgage loans, or 65.6% of the Gassaway total loan portfolio, which consisted primarily of fixed rate residential mortgages with maturity periods ranging from two to fifteen years.  Premier still facilitates fixed rate mortgage originations but a majority of these are sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

The following loan summary table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers nor does it have a material volume of highly leveraged transaction lending.

Total non-performing assets, which consist of past-due loans on which interest is not being accrued (“non-accrual loans”), foreclosed properties in the process of liquidation (“OREO”), loans with restructured terms offering a concession to enable a delinquent borrower to repay (“troubled debt restructurings”) and accruing loans past due 90 days or more, were $38.8 million, or 2.30% of total assets at year-end 2018.  These amounts compare to $51.2 million of total non-performing assets, or 3.43% of total assets at year-end 2017 and $48.7 million of total non-performing assets, or 3.25% of total assets at year-end 2016.  The $12.3 million, or 24.1%, decrease in non-performing assets in 2018 from year-end 2017 was largely due to a $6.3 million decrease in accruing troubled debt restructured loans, a $2.3 million decrease in loans past due 90 days or more, and a $5.9 million decrease in OREO.  These decreases were partially offset by a $2.2 million increase in non-accrual loans.  At this time management believes the loans are well collateralized and all principal outstanding on the loans should be collected over time through the bank’s collection efforts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2018	%	2017	%	2016	%	2015	%	2014	%
Summary of Loans by Type
Commercial, secured by real estate	$493,937	43.0%	$451,433	43.0%	$443,832	43.3%	$374,558	44.1%	$404,430	46.0%
Commercial, other	103,624	9.0	78,259	7.5	76,736	7.5	68,339	8.0	85,943	9.8
Real estate construction and land development	128,926	11.2	139,012	13.2	117,828	11.5	78,695	9.3	66,689	7.6
Real estate mortgage	381,027	33.2	338,829	32.3	342,294	33.4	285,826	33.6	278,212	31.6
Agricultural	2,233	0.2	1,631	0.2	1,383	0.1	1,728	0.2	1,987	0.2
Consumer	27,688	2.4	28,293	2.7	30,916	3.0	31,445	3.7	32,745	3.7
Other	11,866	1.0	11,595	1.1	11,834	1.2	9,155	1.1	9,705	1.1
Total loans	$1,149,301	100.0%	$1,049,052	100.0%	$1,024,823	100.0%	$849,746	100.0%	$879,711	100.0%

Non-performing Assets
Non-accrual loans	$17,448		$15,246		$25,747		$7,141		$12,712
Accruing loans which are contractually past due 90 days or more	1,086		3,391		1,999		3,032		1,266
Accruing troubled debt restructurings	6,283		12,584		8,268		3,996		2,489
Total non-performing and restructured loans	24,817		31,221		36,014		14,169		16,467
Other real estate acquired through foreclosures	14,024		19,966		12,665		13,040		12,208
Total non-performing and restructured loans and other real estate	$38,841		$51,187		$48,679		$27,209		$28,675

Non-performing and restructured loans as a % of total loans	2.16%		2.98%		3.51%		1.67%		1.87%
Non-performing and restructured loans and other real estate as a % of total assets	2.30%		3.43%		3.25%		2.19%		2.29%

Allocation of Allowance for Loan Losses
Commercial, other	$2,151	10.2%	$1,226	8.8%	$1,243	8.8%	$1,166	9.3%	$1,600	11.1%
Real estate, construction	2,256	11.2	2,408	13.2	1,397	11.5	1,061	9.3	1,744	7.6
Real estate, other	8,980	76.2	8,142	75.3	7,849	76.7	7,113	77.7	6,760	77.6
Consumer installment	351	2.4	328	2.7	347	3.0	307	3.7	243	3.7
Total	$13,738	100.0%	$12,104	100.0%	$10,836	100.0%	$9,647	100.0%	$10,347	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The $5.9 million decrease in OREO is largely due to the first quarter 2018 sale of two of the three largest OREO properties held, which also generated nearly $1.08 million of profit upon liquidation.  The $6.3 million decrease in accruing troubled debt restructured loans was largely the result of approximately $4.8 million of principal payments and payoffs on these loans during 2018 and the transfer of approximately $1.5 million to non-accrual status.   There were no new troubled debt restructurings that occurred in 2018.  The $2.2 million increase in non-accrual loans was largely due to the $1.5 million of troubled debt restructurings at December 31, 2017 that were placed on non-accrual status during 2018 plus approximately $1.8 million of loans from the First Bank acquisition that were on non-accrual status at the end of 2018.  These increases in non-accrual loans were partially offset by principal payments on non-accrual loans or loans that were foreclosed upon during 2018.  Management continues their efforts to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means.  Although, loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2018, approximately $765,000 of interest income was recognized on non-accrual loans, including approximately $6,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $900,000 that would have been recognized on non-accrual loans during 2018 in accordance with the original terms of the loans.

The increase in total non-performing assets in 2017 from year-end 2016 was largely due to a $7.3 million increase in OREO and a $4.3 million increase in accruing troubled debt restructured loans.  The increase in OREO was largely due to the foreclosure of one multifamily residential real estate loan late in 2017.  The $4.3 million increase in accruing troubled debt restructured loans was largely the result of three commercial real estate loan relationships for which the Company granted forbearance agreements which extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthened the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The increase in OREO and restructured loans was partially offset by a $10.5 million decrease in non-accrual loans that was largely due to loans that paid off during the year and the foreclosure of the one multifamily residential real estate loan described above.  These decreases in non-accrual loans were partially offset by loans newly placed on non-accrual status during the year.  Management continues their efforts to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means.  Although, loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2017, approximately $326,000 of interest income was recognized on non-accrual loans, including approximately $22,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $1.2 million that would have been recognized on non-accrual loans during 2017 in accordance with the original terms of the loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Current accounting guidance adopted by Premier in 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under current accounting guidance, all acquired loans were recorded at their net estimated fair value.  The estimate of fair value on all loans, but particularly on non-performing assets, includes factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates typically include significant discounts on the non-accrual loans and purchased credit impaired loans.  These estimates require management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of the acquired loans includes an estimate of credit risk in the loans, no allowance for loan losses is recorded at the date of acquisition.

With the acquisition of First Bank on October 12, 2018, no allowance for loan losses recorded on First Bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At September 30, 2018, just prior to Premier’s acquisition, First Bank reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $4.6 million discount to the contractual amounts receivable on the loans at acquisition.  Likewise, with the acquisition of Bankshares on January 15, 2016, no allowance for loan losses recorded on First National Bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At December 31, 2015, just prior to Premier’s acquisition, Bankshares reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $3.5 million discount to the contractual amounts receivable on the loans at acquisition.

The fair value adjustments recorded on the First Bank and Bankshares acquired loan portfolios are allocated per loan and are used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired First Bank loan portfolio, management determined that $9.9 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the loan portfolio evaluated as collectively impaired. In its evaluation of the acquired Bankshares loan portfolio, management determined that $10.0 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the loan portfolio evaluated as collectively impaired.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Management believes the estimated probable incurred losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans.  In 2016, a large provision for loan losses was recorded in the second quarter due to the flooding in southern West Virginia.  In 2017, large provisions for loan losses were recorded in the second and third quarters due to additional reserves needed on impaired loans and to provide for the growth in the loan portfolio.  In 2018, a large provision for loan losses was recorded in the first quarter primarily to provide for additional identified credit risk on impaired loans in Premier’s commercial real estate and construction loan portfolios.  As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

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

During 2018, Premier recorded $519,000 of write-downs of OREO properties, which was more than offset by $969,000 of net gains on the disposition of OREO properties in 2018.  Premier sold approximately $6.1 million of OREO, or approximately 30% of the carrying value held on the books at year-end 2017, and realized $1,080,000 of net gains upon their liquidation.  Excluding the $1,080,000 of net gains on OREO sales in the first quarter of 2018, Premier realized $110,000 of net losses on the sale of OREO in 2018.  The write-downs recorded in 2018 were largely in response to updated appraised values or adjustments in the net realizable value based upon actual sale contracts on properties held to reflect expected net realizable values upon liquidation.  During 2017, Premier recorded $667,000 of write-downs of OREO properties which was increased by the $207,000 of losses on the disposition of OREO properties, resulting in a net increase in 2017 operating expenses of approximately $874,000.  These write-downs were largely due to adjustments in the net realizable value based upon actual sale contracts on properties held for an extended period of time.  Management agreed to the lower sales values in order to liquidate the properties in an effort to reduce the amount of non-performing assets.  The 2017 net operating expense amount compares to $662,000 of write-downs of OREO properties in 2016 and the $27,000 of losses on the disposition of OREO properties, resulting in a net expense of $689,000.  The write-downs recorded in 2016 were largely in response to updated appraised values on properties held for an extended period of time that were outside of the Company’s traditional market areas.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement. In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed, assessing the present value of estimated future cash flows using the loan’s existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral. The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the then current known facts and circumstances related to the loan and the borrower. Additional information on Premier’s impaired loans is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings (“a negative provision”) may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2018, Premier recorded a provision for loan losses of $2.3 million compared to $2.5 million of provision for loan losses recorded in 2017, and a $1.7 million of provision for loan losses in 2016.

At December 31, 2018, the allowance for loan losses was $13.7 million, or 1.20% of total year-end loans, compared to an allowance for loan losses of $12.1 million, or 1.15% of total loans at December 31, 2017.  The increase in the percentage of allowance to total loans at year-end is largely a result of the larger allowance assigned to individually impaired loans.  The amount of allowance allocated to individually impaired loans increased by approximately $1,294,000 in 2018.  While loans identified as impaired decreased by $4.9 million, or 19.6% since year-end 2017, the amount of allowance allocated to individually impaired loans increased largely due to increases in estimated credit risk on a multifamily residential loan relationship and three commercial real estate loan relationships.  The amount of allowance allocated to collectively evaluated loans increased by approximately $340,000, largely due to a $37.8 million increase in loans collectively evaluated for impairment.  This increase excludes approximately $110.8 million of loans acquired via the acquisition of First Bank.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2018.  As a result, the ratio of allowance assigned to collectively evaluated loans decreased to 0.98% at December 31, 2018 compared to 1.04% at December 31, 2017.

At December 31, 2017, the allowance for loan losses was $12.1 million, or 1.15% of total year-end loans, compared to an allowance for loan losses of $10.8 million, or 1.06% of total loans at December 31, 2016.  The increase in the percentage of allowance to total loans at year-end was largely a result of the larger allowance assigned to individually impaired loans.  The amount of allowance allocated to individually impaired loans increased by approximately $896,000 in 2017.  While loans identified as impaired decreased by $8.7 million, or 25.6% since year-end 2016, the amount of allowance allocated to individually impaired loans increased largely due to increases in estimated credit risk on a multifamily residential loan relationship and two construction and land development loans.  The amount of allowance allocated to collectively evaluated loans increased by approximately $372,000, largely due to a $39.4 million increase in collectively evaluated loans outstanding.  The ratio of allowance assigned to collectively evaluated loans remained fairly consistent at December 31, 2017 and December 31, 2016 at approximately 1.04%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

The “Summary of Loan Loss Experience” table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  In 2014, net charge-offs was relatively low at 0.15% of average loans outstanding partially due to the larger balance of average total loans from the acquisition of Gassaway.  In 2015, the amount of net charge-offs was slightly less when compared to 2014 due to a significant increase in recoveries on real estate secured loans reducing the ratio of net charge-offs to average loans outstanding to 0.12%.  In 2016, net charge-offs were significantly less when compared to 2015, largely due to a decrease in gross charge-offs.  Combined with the increase in average total loans in 2016, the lower level of net charge-offs reduced the ratio of net charge-offs to average loans outstanding to half of the amount in 2015 at 0.06%.  In 2017, net charge-offs were significantly higher than 2016 largely due to one large multifamily real estate charge-off upon foreclosure when that loan was moved into OREO and relatively low net charge-offs in 2016.  The increased collection efforts by the banks also helped increase gross recoveries.  The increase in net charge-offs in 2017 increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.  In 2018, net charge-offs were significantly less when compared to 2017, largely due to a decrease in gross charge-offs.  The collection efforts by the banks has maintained gross recoveries consistent with the prior year.  The decrease in net charge-offs in 2018 decreased the ratio of net charge-offs to average loans outstanding to 0.06%, the lowest level during the five years presented in the table.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

During 2014 Premier received principal payments and payoffs on loans classified as impaired which resulted in the reduction of the estimated required allowance via negative provisions for loan losses.  These negative provisions for loan losses, however, were exceeded by the estimated provision expense needed to provide for the loan growth in 2014, resulting in a net $534,000 provision for loan losses.  In 2015, Premier reduced its allowance allocated to impaired loans via payments and payoffs of loans as well as foreclosure.  In the second quarter of 2015, a significant recovery on a real estate secured loan resulted in a negative provision for loan losses for the quarter.  The negative provision was more than offset by increases in the allowance estimated for collectively impaired loans, resulting in $326,000 of provision for loan losses.  In 2016, the provision for loan losses increased to $1,748,000, largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by an additional $42.2 million, or 5.0%, after excluding the $132.8 million of loans acquired via the acquisition of Bankshares but also for an estimate of potential loan losses related to flash flooding that occurred in some of Premier’s West Virginia markets during the last week of June, 2016.  In 2017, the provision for loan losses increased to $2,499,000, largely due to additional specific reserves on individually impaired loans as discussed above and to also provide for the increase in internal loan growth, as loans outstanding increased again in 2017.  Finally, in 2018, the provision for loan losses decreased to $2,315,000, to provide for the additional specific reserves on individually impaired loans as discussed above and to also provide for an increase in credit risk on collectively evaluated commercial and industrial loans.  These increases were partially offset by decreases in provision for loan losses on residential real estate loans and construction and land development loans.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

Net charge-offs in 2018 totaled $681,000, as $1,368,000 of loans charged-off were partially offset by $687,000 of recoveries on loans previously charged-off.  Net charge-offs in 2017 totaled $1,231,000, as $1,903,000 of loans charged-off were partially offset by $672,000 of recoveries of loans previously charged-off.  Net charge-offs in 2016 totaled $559,000, as $1,010,000 of loans charged-off were partially offset by $451,000 of recoveries of loans previously charged-off.

In 2018, total charge-offs decreased by $535,000 to $1,368,000, or 0.13% of average total loans.  Charge-offs decreased in all categories of loans except for commercial, financial, and agricultural loans, which increased by $298,000 to $794,000 for the year.  The majority of the decrease was due lower charge-off activity on residential and multifamily real estate loans, real estate construction loans, and consumer installment loans in 2018.  In 2017, total charge-offs increased by $893,000 to $1,903,000, or 0.18% of average total loans.  Charge-offs increased in all categories of loans except for consumer installment loans, which decreased by $62,000 to $278,000 for the year.  The majority of the increase was due to a large multifamily real estate loan charge-off in 2017 that resulted in foreclosure.  Otherwise, charge-offs were higher due to charge-off activity on commercial, real estate, and real estate construction loans in 2017.  In 2016, total charge-offs decreased by $1,086,000 to $1,010,000, or 0.10% of average total loans.  Charge-offs decreased in all categories of loans except for consumer installment loans, which increased by $131,000 to $340,000 for the year.  The majority of the decrease was due to a large construction real estate loan charge-off in 2015 that resulted in foreclosure.  Otherwise, charge-offs were only slightly lower due to charge-off activity on commercial loans in 2016.  In 2015, total charge-offs increased by $495,000 to $2,096,000, or 0.24% of average total loans.  Charge-offs increased in all categories of loans except for other real estate loans.  A portion of the increase in the construction real estate loan charge-offs was a result of the foreclosure of a real estate secured loan previously identified as individually impaired and resulted in a charge-off upon foreclosure.  Otherwise, charge-off activity decreased compared to the higher level of other real estate charge-offs recorded in 2014.  In 2014, total charge-offs totaled $1,601,000, or 0.19% of average total loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2018		2017		2016		2015		2014
Allowance for loan losses beginning of period	$12,104		$10,836		$9,647		$10,347		$11,027
Amounts charged off:
Commercial, financial and agricultural loans	794		496		347		611		365
Real estate construction loans	20		129		-		900		110
Real estate loans – other	398		1,000		323		376		965
Consumer installment loans	156		278		340		209		161
Total charge-offs	1,368		1,903		1,010		2,096		1,601

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	169		236		172		121		127
Real estate construction loans	400		10		143		99		136
Real estate loans – other	60		299		50		753		64
Consumer installment loans	58		127		86		97		60
Total recoveries	687		672		451		1,070		387

Net charge-offs	681		1,231		559		1,026		1,214
Provision for loan losses	2,315		2,499		1,748		326		534

Allowance for loan losses, end of period	$13,738		$12,104		$10,836		$9,647		$10,347

Average total loans	$1,059,535		$1,045,894		$1,003,528		$866,556		$821,160
Total loans at year-end	1,149,301		1,049,052		1,024,823		849,746		879,711

As a percent of average loans
Net charge-offs	0.06%		0.12%		0.06%		0.12%		0.15%
Provision for loan losses	0.22%		0.24%		0.17%		0.04%		0.07%
Allowance for loan losses	1.30%		1.16%		1.08%		1.11%		1.26%

As a percent of total loans at year-end
Allowance for loan losses	1.20%		1.15%		1.06%		1.14%		1.18%

As a multiple of net charge-offs
Allowance for loan losses	20.17	X	9.83	X	19.38	X	9.40	X	8.52	X
Income before tax and provision for loan losses	41.68	X	21.06	X	37.02	X	19.18	X	17.18	X

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored.  Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas. In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans, and restructured loans, see Note 5 to the consolidated financial statements.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2018.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2018
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$109,639	$364,506	$19,793	$493,938
Commercial, other	46,050	47,876	9,697	103,623
Real estate construction	46,529	76,710	5,686	128,925
Agricultural	296	1,566	370	2,232
Total	$202,514	$490,658	$35,546	$728,718

Fixed rate loans	$45,601	$204,440	$13,856	$263,897
Floating rate loans	156,914	286,220	21,689	464,823
Total	$202,515	$490,660	$35,545	$728,720

Fixed rate loans projected to mature after one year				$218,296
Floating rate loans projected to mature after one year				307,909
Total				$526,205

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Investment Portfolio and
Other Earning Assets

Investment securities averaged $309.0 million in 2018, up $13.3 million, or 4.5%, from the $295.7 million averaged in 2017.  This increase follows a $13.7 million, or 4.4%, decrease in 2017 from the $309.4 million averaged in 2016.  The increase in 2018 is partially attributable to the acquisition of First Bank as well as purchases of investments in 2018 exceeding the total proceeds from maturities, calls, and paydowns of investments in 2018.  The balance of investments at December 31, 2018 increased by $87.3 million, or 31.3%, from the year-end 2017 balance, largely due to the $45.2 million investment portfolio acquired from First Bank.  Otherwise, investments increased by $42.0 million, or 15.1%, at year-end 2018.  During 2018, an increase in surplus funds from the decrease in loans outstanding, excluding the acquired First Bank loan portfolio, were deployed into the investment portfolio in an effort to optimize the yield on total earning assets.  The decrease in average investment securities in 2017 is largely due to a reduction in investment balances as a portion of maturing investments were used to fund internal loan growth.  The balance of investments at December 31, 2017 decreased by $10.1 million, or 3.5%, from the year-end 2016 balance.  During 2017, surplus funds from maturing investments and principal pay downs on mortgaged-backed investments were used to help fund the growth in loans outstanding, satisfy decreases in deposits, and fund reductions in customer repurchase agreements.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

This benefit is illustrated by the lower amount of Premier’s securities that were either called or matured in 2018, 2017, and 2016, compared to earlier years.  During 2018, $65.2 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities).  During 2017, $65.8 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) and during 2016, $82.3 million of investments were called or matured (including principal payments on CMO’s and mortgage backed securities) compared to $276.7 million during 2010.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising nearly 89% of the fair value of the investment portfolio at December 31, 2018.

At December 31, 2018 the amount of investments totaled $365.7 million, up $87.3 million, or 31.3%, from the $278.5 million of investments at December 31, 2017.  The increase in investments is partially a result of the acquisition of First Bank, which added approximately $45.2 million of investment securities to the portfolio on October 12, 2018.  The remaining $42.0 million increase was the result of net investment purchases from an increase in surplus funds resulting from the decrease in loans outstanding during the year, excluding the acquired First Bank loan portfolio.  During 2018, Premier purchased approximately $110.9 million of investment securities, primarily mortgage-backed securities, which only partially offset the $65.2 million of investments that were called or matured (including principal payments on CMO’s and mortgage backed securities) during the year.  At December 31, 2017 the amount of investments totaled $278.5 million, down $10.1 million, or 3.5%, from the $288.6 million of investments at December 31, 2016.  The decrease in investments is largely a result of surplus funds from maturing investments or principal pay downs on mortgaged-backed investments used to help satisfy decreases in deposits, to fund reductions in customer repurchase agreements, and to help fund the $36.8 million of loan growth, net of foreclosures, during the year.  During 2017, Premier purchased approximately $57.2 million of investment securities, primarily mortgage-backed securities, which only partially offset the $65.8 million of investments that were called or matured (including principal payments on CMO’s and mortgage backed securities) during the year.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2018	2017	2016

U.S. government sponsored entity securities	$24,170	$19,134	$24,501
States and political subdivisions	14,327	11,634	16,662
Mortgage-backed securities issued by government sponsored entities	323,785	247,698	247,444
Other securities	3,449	-	-
Total securities	$365,731	$278,466	$288,607

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2018 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2018
(Dollars in thousands)
	Fair Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$6,073		1.58%
After one but within five years	13,737		2.49
After five but within ten years	4,360		3.02
Total U.S. government sponsored entity securities	$24,170	3/1	2.37

States and political subdivisions
Within one year	250		2.82
After one but within five years	5,771		3.20
After five but within ten years	3,246		3.33
After ten years	5,060		2.93
Total states and political subdivisions securities	$14,327	7/0	3.48

Mortgage-backed securities**
Within one year	1,489		3.58
After one but within five years	264,209		2.63
After five but within ten years	58,087		3.19
Total mortgage-backed securities	$323,785	4/1	2.73

Other securities
Within one year	$1,009		4.65%
After one but within five years	1,949		3.91
After five but within ten years	491		3.67
Total other securities	$3,449	3/4	4.09

Total securities available-for-sale	$365,731	4/2	2.75

(*) Fully tax-equivalent using the rate of 21%
(**) Maturities for mortgage-backed securities are based on expected average life

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

As shown in the Securities Maturity and Yield Analysis table above, the average maturity period of the securities available-for-sale at December 31, 2018 was 4 years and 2 months.  The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

Premier’s average investment in federal funds sold and interest bearing bank balances increased by 93.7% in 2018 compared to 2017.  This increase follows a 32.3% decrease in 2017 compared to 2016.  Averaging $84.2 million in 2018, federal funds sold and interest bearing bank balances increased $40.7 million from an average balance of $43.5 million in 2017.  The increase in these highly liquid investments in 2018 is in large part due to the increase in short-term interest rates without a corresponding increase in medium-term interest rates.  As a result, the lost earnings from holding lower yielding short-term investments was not nearly as severe as it has been in previous years.  Therefore, Premier held more funds in short-term highly liquid earning assets, such as federal funds sold and interest-bearing bank balances, to maximize its opportunity to fund loans and reduce the debt assumed in the acquisition of First Bank, as well as satisfy deposit withdrawals and reductions in customer repurchase agreements.   In 2017, similar to the decrease in investments, the decrease in these low-yielding liquid funds during 2017 was largely the result of helping to satisfy deposit withdrawals, reductions in customer repurchase agreements, and funding the increase in loans outstanding.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 0.44% in 2016, increased to 1.04% in 2017, and then increased to average 2.09% in 2018, in accordance with the Federal Reserve’s Board of Governors’ policy decisions regarding increases in the national federal funds rate.  To obtain higher yields on its most highly liquid funds Premier also invests in interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 0.69% in 2016 and 1.66% in 2017, far exceeding the yield on average federal funds sold.  In 2018, the average yield on interest-bearing bank balances increased to 1.99%, slightly less than the average federal fund rate.  In comparison, the average yield earned on the entire investment portfolio was 2.04% in 2017, only 38 basis points higher than the average yield earned on interest-bearing bank balances, and the average yield earned on the entire investment portfolio increased to only 2.38% in 2018, only 29 basis point higher than the average yield earned on federal funds sold in 2018.  Thus Premier retained more of its surplus funding in these short-term highly liquid earning assets.  .

The average balance of federal funds sold increased by $4.8 million in 2018 to $11.8 million, while average interest-bearing bank balances increased by $35.9 million in 2018 to $72.3 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Funding Sources

The average rate paid on interest-bearing liabilities was 0.60% in 2018, up from the 0.45% paid in 2017, and the 0.46% paid in 2016.  As short-term interest rates increased in 2018, because of interest rate increases by the Federal Reserve Board of Governors, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  Furthermore, the rise in short-term rates also increased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  In 2018, the average rate paid on its interest-bearing deposits increased by 16 basis points to 0.56%.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  The continued rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in federal funds target rate by the Federal Reserve Board of Governors resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  The average rate paid on certificates of deposit increased the most, at 32 basis points to 1.11% in 2018, as time deposit rates increased and maturing deposits repriced at the higher market rates.  The average rate paid on interest-bearing NOW and money market deposits increased by 8 basis points to 0.25%.  Finally, the average rate paid on savings deposits increased by 4 basis points to 0.24% in 2018.  The overall effect was a 16 basis point increase in the average rate paid for all interest-bearing deposits to 0.56% in 2018, up from 0.40% in 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 103 basis points to 6.53% in 2018.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Contrary to this trend, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 9 basis points to 0.15% in 2018 compared to 0.24% during 2017.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio and therefore, a lower rate average rate was paid in 2018. The average rate paid on Premier’s other borrowings decreased by 3 basis points to 4.10% in 2018 due to the fixed rate feature of the single remaining borrowing in 2018.   In May of 2017, a second borrowing bearing a higher stated interest rate was fully repaid upon maturity.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the was 2.74% in 2018.  The net result on all interest-bearing liabilities was to increase the average rate paid by 15 basis points to 0.60% in 2018, up from the 0.45% paid in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The 1 basis point decrease in the rate paid on interest-bearing liabilities in 2017 was primarily the result of no increase in the average interest rate paid on interest-bearing deposits in 2017 when compared to 2016.   In 2017, the average rate paid on interest-bearing deposits remained unchanged at 0.40% when compared to the average rate paid in 2016.  Market deposit rates remained fairly consistent throughout the year although the competition for funds increased late in 2017 due to the continued rise in short-term interest rates.  The average rate paid on certificates of deposit increased the most, at 3 basis points to 0.79% in 2017, as market time deposit rates began to increase and maturing deposits repriced at the higher market rates.  The average rate paid on interest bearing NOW and money market accounts remained unchanged at 0.17%.  Contrary to this trend, the average rate paid on savings accounts decreased by 1 basis point to 0.20% in 2017.  Premier continued a plan throughout 2017 of lowering the rates paid on the savings deposits obtained in the acquisition of Bankshares, but on a gradual basis in an effort to retain as much of this low cost funding source as possible.  Due to increases in short-term interest rates, the average rate paid on Premier’s short-term borrowings increased by 7 basis points to 0.24% during 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 56 basis points to 5.50% in 2017.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2017 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.31% at December 31, 2017.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The average rate paid on Premier’s other borrowings increased by only 1 basis point to 4.13% due to their fixed rate features and a steady decrease in the average outstanding borrowings due to prepayments of principal and a scheduled balloon payment in May of 2017.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All FHLB borrowings were repaid in 2016, so no interest expense was recorded in 2017 related to long-term FHLB borrowings.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 1 basis point to 0.45% in 2017, down from the 0.46% paid in 2016

The 2 basis point decrease in the rate paid on interest-bearing liabilities in 2016 was primarily the result of a 3 basis point decrease in the average rate paid on certificates of deposit and other time deposits, which made up 36.6% of total average interest bearing liabilities in 2016.  The average rate paid on interest bearing NOW and money market deposits decreased by 1 basis point to 0.17%.  Contrary to this trend, the average rate paid on savings accounts increased by 10 basis points to 0.21% in 2016, largely due to the rates paid on the savings deposits obtained in the acquisition of Bankshares.  The average rate paid on short-term borrowings, primarily repurchase agreements with deposit customers, decreased by 5 basis points in 2016 compared to the average rate paid in 2015.  The average rate paid on Premier’s other borrowings decreased by 17 basis points, largely due to refinancing the total borrowings outstanding at the parent company in August 2015, which not only reduced the rate paid on approximately half of the outstanding borrowings, but also converted the floating rate borrowings to a fixed rate for 60 months.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds is increasingly more intense every year.  Competition has been and will continue to be further intensified as the Federal Reserve Board of Governors increases its targeted federal funds rate, now at 2.50%, thereby increasing short-term interest rates.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

Premier’s deposits, on average, increased by $52.3 million, or 4.1%, in 2018 following a $4.9 million, or 0.4%, increase in 2017 from 2016 average deposits.  About half of the increase in average deposits came from the deposits assumed in the acquisition of First Bank during the fourth quarter of 2018.  The First Bank acquisition added approximately $25.5 million of average deposits in 2018.  The remaining increase in average deposits in 2018 is largely due to an increase in non-interest bearing deposits.  This increase was partially offset by a decrease in average certificates of deposit.  Average non-interest bearing deposits increased by $35.6 million, or 11.2%, in 2018, including approximately $3.9 million of average non-interest bearing deposits assumed in the acquisition of First Bank.  Premier continues to offer updated competitive features on its retail and commercial checking accounts.  Average certificates of deposit increased by $4.4 million, or 1.3%, in 2018, including approximately $11.0 million of average certificates of deposit assumed in the acquisition of First Bank.  Without the First Bank certificates of deposit, average certificates of deposit decreased by $6.6 million, or 1.9%, in 2018 as the competition for these funds from other investment opportunities intensified in 2018 as short-term interest rates steadily increased throughout the year.  Average NOW and money market deposits increased by $10.5 million, or 2.9%, in 2018, including $9.7 million of average NOW and money market deposits from First Bank.  Excluding the increase from First Bank, average NOW and money market deposits increased by $850,000 even though the average rate paid  increased from 0.17% in 2017 to 0.25% in 2018.  Average savings deposits increased by $1.8 million, or 0.7%, in 2018, including $974,000 of average savings deposits from First Bank.  Excluding the increase from First Bank, average savings deposits increased by $791,000, or 0.3%, even as the average rate paid increased by 4 basis points from the average rate paid in 2017.  Competition for these kinds of deposit accounts intensified in 2018 as Premier has raised its deposit rates in response to competitive pressures.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The increase in average deposits in 2017 was largely due to increases in noninterest-bearing deposits, NOW and money market deposits, and savings deposits.  These increases more than offset a decrease in average certificates of deposit.  Average certificates of deposit decreased by $18.8 million, or 5.1%, in 2017 as the competition for these funds from other investment opportunities intensified in 2017 as short-term interest rates steadily increased throughout the year.  However, average NOW and money market deposits increased by $7.0 million, or 1.9%, in 2017 even though the average rate paid remained unchanged from the average rate paid in 2016.  Average savings deposits increased by $5.3 million, or 2.3%, in 2017 even as the average rate paid declined by 1 basis point from the average rate paid in 2016.  Competition for these kinds of deposit accounts has remained relatively unchanged as most competitor banks still offer lower interest rates on these deposits.  Lastly, average noninterest-bearing deposits increased by $11.4 million, or 3.7%, in 2017, as Premier continued to offer updated competitive features on its retail and commercial checking accounts.

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

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2018.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2018
(Dollars in thousands)
Maturing 3 months or less	$29,421
Maturing over 3 months	47,183
Maturing over 6 months	62,123
Maturing over 12 months	67,710
Total	$206,437

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax-exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks, borrowings from the FHLB with an original maturity of less than one year and borrowings from the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2018, average short-term borrowings decreased by $2.6 million, or 10.2%, largely due to a $502,000, or 2.2%, decrease in average customer repurchase agreements and a $2.1 million decrease in average short-term borrowings from the FHLB and federal funds purchased from other banks.  In 2017, average short-term borrowings decreased by $1.4 million, or 5.2%, largely due to a decrease in average customer repurchase agreements partially offset by a $359,000 increase in short-term borrowings from the FHLB and federal funds purchased from other banks.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company or the Banks.  Premier assumed five long-term FHLB advances to First National Bank in the acquisition of Bankshares.  While the borrowings were adjusted to fair value based upon the remaining maturity of the advances, the relatively high interest rate compared to other sources of funding prompted management to prepay all five advances during 2016, incurring minor amounts of prepayment penalties.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016.  Premier had no other long-term FHLB borrowings in 2016, or 2017.  In 2018, Premier assumed $28.4 million of FHLB advances to First Bank in its acquisition in the fourth quarter of 2018.  Approximately $19.5 million of these advances matured before December 31, 2018 and were repaid by Premier.  The remaining six FHLB advances have maturities from one to twenty months.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.

Other borrowings at December 31, 2018 consist of a $2.5 million long-term borrowing from First Guaranty Bank at the parent company.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a variable rate $4.5 million balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty  Bank, bearing a then current minimum interest rate of 4.00% per annum; pay off the remaining $5.4 million balance plus accrued interest due to Bankers’ Bank of Kentucky (“Bankers’ Bank”) under a variable interest rate Term Note dated September 8, 2010, bearing a then current minimum interest rate of 4.50% per annum; and to pay the remaining $2.0 million balance plus accrued interest due on Premier’s $5.0 million Line of Credit with Bankers’ Bank, bearing a then current minimum interest rate of 4.50% per annum.  The lower rate on the new borrowing helped to reduce the average rate paid on other borrowings by 17 basis points to 4.12% in 2016.  The average rate paid on other borrowings was 4.13% in 2017 and 4.10% in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

At December 31, 2017 other borrowings consisted of the long-term borrowing at the parent company described above, which had an outstanding balance of a $5.0 million.  At December 31, 2016, other borrowings consisted of the long-term borrowing at the parent company described above, which had an outstanding balance of $8.6 million, and a $259,000 long-term borrowing initiated by Gassaway and assumed by Premier Bank in the Gassaway purchase.  The borrowing by Gassaway was for the purchase of its Flatwoods branch site location under a seller financed note bearing a fixed interest rate of 5.62% with monthly payments of $4,000, including principal and interest, and a $249,000 balloon payment at maturity on May 9, 2017.  The borrowing by Gassaway was paid at maturity on May 9, 2017.

Premier also maintains lines of credit with both First Guaranty Bank ($3.0 million) and the Bankers’ Bank of Kentucky ($5.0 million) for unforeseen funding needs that may occur.  The lines of credit are secured by pledges of Premier’s investment in the Affiliate Banks and covered by each lender’s Commercial Pledge Agreements, respectively.  Premier did not draw on these lines of credit in 2016, 2017 or 2018.  For more information on other borrowings, see Note 12 to the consolidated financial statements.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.  The extension agreement became effective on April 1, 2017 and continues to cover Premier’s core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until March 31, 2022 and provides for automatic five-year extensions after that date.  Based upon the average billings for services rendered during the last three months of 2018, the estimated payments to FIS for these services under the remainder of the existing contracts will be approximately $3.6 million in 2019 Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via any other acquisitions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

In addition to leasing the Company’s headquarters in Huntington, West Virginia, the Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. The Affiliate Banks also lease branch facilities in West Hamlin, Rock Cave and Burnsville, West Virginia; and Vanceburg, Kentucky. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms ranging from 2018 through 2024.  Future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2018
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,430,127	$1,303,320	$104,950	$21,732	$125
Repurchase agreements	22,062	22,062	-	-	-
Federal Home Loan Bank advances*	8,900	2,500	6,400	-	-
Other borrowed funds	2,500	1,716	784	-	-
Subordinated debentures **	6,186	-	-	-	6,186
Operating lease obligations	4,717	1,017	2,069	1,530	101
Data and item processing contracts***	12,000	3,600	7,200	1,200	-
Total	$1,486,492	$1,334,215	$121,403	$24,462	$6,412
* The contractual obligation of the Federal Home Loan Bank advances differ from the carrying value on the balance sheet at Dec.31, 2018 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of First Bank on October 12, 2018.
** The contractual obligation of the subordinated debenture differs from the carrying value on the balance sheet at December 31, 2018 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.
*** Data and item processing contractual obligations are estimated using the average billing for the last three months of 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 0.4% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 4.2% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would decrease by 0.1% over the projected stable rate net interest income in a rising rate scenario and would decrease by 9.1% in a falling rate scenario.  The marginal simulated increase in net interest income assuming interest rates rise by 100 basis points and the marginal simulated decrease in net interest income assuming interest rates rise by 200 basis points is a result of a simulated faster rise in the rates paid on interest-bearing liabilities than the increase in the yield on interest earning assets.    Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO policy guidelines.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

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

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2018	Year-end 2017	ALCO Guidelines
Projected 1-year net interest income
-100 bp change vs. base rate	-4.2%	-2.6%	5%
+100 bp change vs. base rate	0.4%	1.8%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-9.1%	-5.0%	10%
+200 bp change vs. base rate	-0.1%	2.3%	10%

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

Premier generated $27.1 million of cash from operations in 2018, which compares to $20.4 million in 2017 and $18.0 million in 2016.  Total cash from operations along with proceeds from the maturity and calls of securities, increases in deposit balances and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2016, $9.1 million of additional cash was generated from investing activities, as $82.3 million of cash generated from maturities and calls of investment securities, $1.6 million in proceeds from the sale of OREO, $2.1 million from maturity of time deposits with other banks and $11.9 million of cash and cash equivalents received as a result of the acquisition of Bankshares, were used, in part, to fund $43.9 million of new loans and purchase $44.8 million

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

of debt securities for the investment portfolio.  In 2017, $25.3 million of cash was used in investing activities, primarily as $65.8 million of cash generated from maturities and calls of investment securities and $4.6 million in proceeds from the sale of OREO were used to purchase $57.2 million of investment securities and fund $36.8 million of new loans.  In 2018, $23.1 million of cash was used in investing activities, as $65.2 million of cash generated from maturities and calls of investment securities, $13.4 million from the net repayment of loans, $7.8 million in proceeds from the sale of OREO, $1.5 million from the maturity of time deposits with other banks and $2.6 million of cash and cash equivalents received as result of the acquisition of First Bank, were used to purchase $110.9 million of investment securities and fund approximately $3.5 million of purchases of premises and equipment.

In 2018, Premier used the $27.1 million of cash from operations and $25.3 million of cash received from an increase in deposit balances,  plus a portion of the $82.7 million of cash and cash equivalents on hand to satisfy the $23.1 million of cash used in investing activities, to pay $2.5 million in principal on other borrowings, repay the $19.5 million of FHLB advances assumed in the acquisition First Bank, and pay $7.8 million of common stock dividends.  In 2018, Premier also received $193,000 from the exercise of employee stock options and used $1.6 million to satisfy reductions in customer repurchase agreements.  Overall, these activities reduced Premier’s cash and cash equivalents by $1.9 million during the year.  In 2017, Premier used the $20.4 million of cash from operations plus a portion of the $104.7 million of cash and cash equivalents on hand to satisfy the $25.3 million of cash used in investing activities, fund $6.7 million of deposit withdrawals and $510,000 of customer repurchase agreement withdrawals, reduce outstanding borrowings by $3.9 million, and pay $6.4 million of common stock dividends during the year.  In 2017, Premier also received $317,000 from the exercise of employee stock options.  Overall, these activities reduced Premier’s cash and cash equivalents by $22.1 million during the year.  In 2016, Premier used the $18.0 million of cash from operations, the $9.1 million of additional cash generated from investing activities and $14.0 million of cash received from an increase in deposit balances to pay $2.4 million in principal on other borrowings, fully repay the $1.3 million of long-term FHLB advances assumed in the acquisition First National, and pay $5.9 million of common stock dividends.  Also in 2016, Premier received $751,000 from the exercise of employee stock options and retained $32.2 million of net cash generated from all activities.

At December 31, 2018, the parent company had $8.8 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2018 the parent company generated $16.3 million of cash from operations and received $193,000 from the exercise of employee stock options.  The proceeds were used to pay $2.5 million in principal payments on long-term borrowings, fund $7.8 million of dividends paid to common shareholders, invest $5.2 million to fund the $5.00 cash per share to acquire First Bank, and make additional fixed asset purchases.  During 2017 the parent company generated $11.2 million of cash from operations and received $317,000 from the exercise of employee stock options.  The proceeds were used to pay $3.6 million in principal payments on long-term borrowings, fund $6.4 million of dividends paid to common shareholders, invest $250,000 in an unconsolidated non-bank subsidiary and make additional fixed asset purchases.  During 2016, the parent company generated $9.0 million of cash from operations, received $25,000 from the acquisition of Bankshares, and received $751,000 from the exercise of employee stock options.  The proceeds were used to pay $2.4 million in principal payments on long-term borrowings, fund $5.9 million of dividends paid to common shareholders, and make additional fixed asset purchases.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 12.39% during 2018, an increase from the 12.18% ratio during 2017 and the 11.78% ratio during 2016.  The ratios for all three years are considered adequate for a bank holding company of Premier’s size and complexity.  The increase in the ratio for 2018 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of First Bank in October 2018 as well as asset growth from internal operations.  Average equity increased in 2018 from the retention of $12.4 million of 2018 net income and the issuance of $22.4 million of equity in the acquisition of First Bank.  The increase in the ratio for 2017 was largely the result of the strong earnings performance contributing additional average equity to the Company without a significant increase in average total assets during the year.  Average equity increased in 2017 largely due to the retention of $8.4 million of 2017 net income.  The increase in the ratio for 2016 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of Bankshares in January 2016 as well as asset growth from internal operations.  Average equity increased in 2016 from the retention of $6.2 million of 2016 net income and the issuance of $22.0 million of equity in the acquisition of Bankshares.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2018, Premier’s total regulatory capital to risk adjusted asset ratio was 15.88%, compared to 15.56% at December 31, 2017 and 14.95% at December 31, 2016.  All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The total regulatory capital to risk adjusted asset ratio increased in 2018 as a 13.5% increase in total regulatory capital, largely from the equity issued to acquire First Bank, exceeded the 11.2% increase in risk-weighted assets at the end of 2018, also largely from the acquisition of First Bank.  The total regulatory capital to risk adjusted asset ratio increased in 2017 as a 6.1% increase in total regulatory capital exceed the 1.9% increase in risk-weighted assets at the end of 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2018 was 10.72%, compared to 10.67% at December 31, 2017 and 10.11% at December 31, 2016.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2018 largely due to a 13.3% increase in total tangible equity compared to only a 12.5% increase in total tangible assets compared to year-end 2017.  The leverage ratio increased at December 31, 2017 largely due to a 5.7% increase in total tangible equity compared to only a 0.1% increase in total tangible assets compared to year-end 2016. The leverage ratio increased at December 31, 2016 largely due to a 20.9% increase in total tangible equity plus the inclusion of $6.0 million of qualifying subordinated debentures in the Company’s regulatory Tier 1 Capital calculation at December 31, 2016.  Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

Beginning January 1, 2015, the standard for minimum regulatory Tier I risk-based capital ratio the Affiliate Banks must maintain in order to be considered well capitalized under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2018 and 2017 exceed the new standard.  Also beginning January 1, 2015, a new measure of capital adequacy was added for the Affiliate Banks to be considered well capitalized.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered well capitalized under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of the Affiliate Banks at December 31, 2018 and 2017 are 100% common stockholders’ equity and therefore there was no adverse impact from the implementation of the new capital ratio.  At December 31, 2018 and December 31, 2017, Premier’s Tier 1 capital included $6.0 million of the Debentures.  As part of the acquisition of Bankshares, Premier assumed $6,186,000 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  The Debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) under current regulatory guidelines and interpretations.  The $6.0 million of qualifying Tier 1 capital is excluded from Premier’s CET1 Ratio as it is not considered a part of the Company’s common stockholders’ equity.  However, as shown in the table below, Premier’s CET1 ratio at December 31, 2018 was 14.24% and 13.90% at December 31, 2017, well in excess of the 6.50% required to be considered well-capitalized.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Beginning January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019.  When fully implemented on January 1, 2019, the capital conservation buffer requirement will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At December 31, 2018, the Company’s capital conservation buffer was 7.88%, well in excess of the 1.875% required.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2018	2017	Change

Stockholders’ Equity	$216,729	$183,355	$33,374
Disallowed amounts of goodwill and other intangibles	(49,263)	(34,955)	(14,308)
Deferred tax assets from NOL and tax credit carryforwards	(286)	(404)	118
Unrealized (gain) loss on securities available for sale	3,852	2,073	1,779
Common Equity Tier 1 capital	$171,032	$150,069	$20,963

Deferred tax assets from NOL and tax credit carryforwards	-	(101)	101
Qualifying subordinated debt	6,000	6,000	-
Tier 1 capital	$177,032	$155,968	$21,064

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	13,738	12,104
Total capital	$190,770	$168,072

Total risk-weighted assets	$1,201,379	$1,080,008

Ratios
CET1 capital to risk-weighted assets	14.24%	13.90%
Tier 1 capital to risk-weighted assets	14.74%	14.44%
Total capital to risk-weighted assets	15.88%	15.56%
Leverage	10.72%	10.67%
Capital conservation buffer	7.88%	7.56%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements.  During 2019, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $8.4 million plus any 2019 net profits retained through the date of declaration.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $59.9 million in 2018, a 3.6% increase over the $57.9 million earned in 2017, following a 6.9% increase in 2017 over the $54.1 million earned in 2016.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate.  In 2017 and 2016 the statutory tax rate was 35% for companies of Premier’s size.  However, the 2017 Tax Cut and Jobs Act lowered the statutory tax rate to 21%, reducing the benefit of investing in tax exempt assets and lowering the amount added to present interest income on a fully tax-equivalent basis.  The increase in net interest income in 2018 is primarily the result of a $3.8 million, or 6.2%, increase in interest income partially reduced by a $194,000 decrease in the tax equivalent adjustment.  This increase in interest income was partially offset by a $1.6 million, or 34.8%, increase in interest expense in 2018.  The increase in net interest income in 2017 is primarily the result of a $3.6 million increase in interest income complemented by a $141,000 decrease in interest expense.

As shown in the Rate Volume Analysis table below, in 2018, interest income on loans increased, in part as a result of a higher average volume of loans outstanding in 2018, primarily commercial loans, which added approximately $730,000 of additional interest income.  Also increasing interest income on loans in 2018 was an increase in the average yield earned on loans compared to the yield earned during 2017, which added approximately $580,000 of additional interest income.  The net result was a $1,310,000, or 2.4%, increase in fully tax-equivalent interest income on loans when compared to 2017.  The increase in interest income on loans included approximately $978,000 of deferred interest collected and recognized in interest income on loans that fully repaid in 2018, versus approximately $1,628,000 of similar income recognized on the repayment of non-accrual loans in 2017.  Interest income on investments increased by $1,314,000 in 2018 primarily as a result of an increase in the average yield earned although on a higher average volume of investments outstanding.  Interest income from federal funds sold increased by $175,000 in 2018, largely due to a 101% increase in the yield earned as well as a 68.0% increase in the average balance outstanding during the year.  Interest income from interest-bearing deposits with other banks increased by $838,000 in 2018, as a 19.9% increase in the yield earned on these deposits added approximately $143,000 of interest income, while the 98.6% increase in the average balance of bank deposits outstanding during the year added approximately $695,000 of interest income.  As shown in the table below, interest expense on deposits increased in total by $1,589,000, or 41.2%, in 2018, largely due to an increase in interest expense on certificates of deposit.  Interest expense increased by $1,112,000 as a result of a higher rates paid on certificates of deposit outstanding during 2018, while interest expense increased by only $35,000 due to a higher average volume of certificates of deposit outstanding.  Due to continued increases in short-term interest rates resulting from monetary policy changes by the Federal Reserve Board of Governors in 2017 and 2018, Premier has raised its interest rates paid on its certificates of deposit to remain competitive and retain this source of funding.  The result was a 32 basis point increase in the average rate

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

paid on certificates of deposit to 1.11% in 2018, compared to 0.79% in 2017.  Similarly, the increases in interest expense on saving account deposits and money market account deposits in 2018 were largely driven by competition and higher rates paid on these deposits.  Interest expense on saving account deposits increased by $103,000 in 2018, as $99,000 of additional interest expense from a 4 basis point increase in the average rate paid added to approximately $4,000 of additional interest expense from the higher average outstanding balance of savings account deposits in 2018.  Interest expense on NOW and money market accounts increased by $339,000 in 2018, largely due to a $321,000 increase in interest expense from an 8 basis point increase in the average rate paid on NOW and money market deposits in 2018 plus an $18,000 increase in interest expense from an increase in the volume of NOW and money market deposits in 2018.  Contrary to the increase in interest expense on deposits, Premier realized a $26,000 decrease in interest expense on its short-term borrowings, largely due to a lower rate paid on these borrowings during 2018 as well as a lower average balance outstanding during the year.  Premier also realized $136,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year.  Premier’s interest expense on its variable rate subordinated debt increased by $57,000 in 2018, largely due to increases in short-term interest rates during the year. The interest rate paid on the subordinated debt adjusts on a quarterly basis and the average rate paid in 2018 increased by 103 basis points to 6.53% for the year.  Lastly, Premier realized an $81,000 increase in interest expense on FHLB borrowings in 2018, due to the FHLB borrowings on the balance sheet of First Bank that were assumed by Premier as part of the acquisition.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $2,072,000 in 2018.

As shown in the Rate Volume Analysis table below, in 2017, interest income on loans increased, largely as a result of a higher average volume of loans outstanding in 2017, primarily commercial loans, which added approximately $2,243,000 of additional interest income.  Also increasing interest income on loans in 2017 was an increase in the average yield earned on loans compared to the yield earned during 2016.  The net result was a $3,205,000, or 6.1%, increase in interest income on loans when compared to 2016.  The increase in interest income on loans included approximately $1,628,000 of deferred interest collected and recognized in interest income on loans that fully repaid in 2017, versus approximately $216,000 of similar income recognized on the repayment of non-accrual loans in 2016.  Interest income on investments increased by $134,000 in 2017, primarily as a result of an increase in the average yield earned although on a lower average volume of investments outstanding.  Interest income from federal funds sold increased by $49,000 in 2017, largely due to a 136% increase in the yield earned as well as a 28.8% increase in the average balance outstanding during the year.  Interest income from interest-bearing deposits with other banks increased by $196,000 in 2017, as a 141% increase in the yield earned on these deposits added approximately $397,000 of interest income.  However, the lower average balance of bank deposits outstanding during the year partially offset this increase from the higher yield during the year.  As shown in the table below, interest expense on deposits decreased in total by $29,000, or 0.7%, in 2017, largely due to interest expense savings on

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

certificates of deposit and savings accounts.  Interest expense decreased by $146,000 as a result of a lower average volume of certificates of deposit.  This decrease was substantially offset by a $110,000 increase in interest expense resulting from a 3 basis point higher average rate paid on certificates of deposit in 2017.  Interest expense on saving account deposits decreased by $12,000 in 2017, as $23,000 of interest savings from a 1 basis point lower average rate paid was partially offset by $11,000 of additional interest expense from the higher average outstanding balance of savings account deposits in 2017.  Interest expense on NOW and money market accounts increased by $19,000 in 2017, largely due to an increase in the average volume of NOW and money market deposits in 2017.  Premier also realized a $16,000 increase in interest expense on its short-term borrowings, largely due to a higher rate paid on these borrowings during 2017 although on a slightly lower average balance outstanding during the year.  Premier realized $124,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year.  Premier’s interest expense on its variable rate subordinated debt increased by $39,000 in 2017, largely due to increases in short-term interest rates during the year.  Lastly, Premier realized a $43,000 reduction in interest expense on long-term FHLB borrowings in 2017 as all outstanding borrowings were repaid during the prior year.  The combined effect of the increase in interest income and the decrease in interest expense was to increase fully tax-equivalent net interest income by $3,755,000 in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2018 vs 2017			2017 vs 2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$730	$580	$1,310	$2,243	$962	$3,205
Investment securities	282	1,032	1,314	(269)	403	134
Federal funds sold	70	105	175	9	40	49
Deposits with banks	695	143	838	(201)	397	196
Total interest income	$1,777	$1,860	$3,637	$1,782	$1,802	$3,584

Interest expense:
Deposits
NOW and money market	$18	$321	$339	$12	$7	$19
Savings	4	99	103	11	(23)	(12)
Certificates of deposit	35	1,112	1,147	(146)	110	(36)
Short-term borrowings	(6)	(20)	(26)	(2)	18	16
Other borrowings	(134)	(2)	(136)	(129)	5	(124)
FHLB borrowings	81	-	81	(43)	-	(43)
Subordinated debt	2	55	57	9	30	39
Total interest expense	$-	$1,565	$1,565	$(288)	$147	$(141)
Net interest income*	$1,777	$295	$2,072	$2,070	$1,655	$3,725
(*) Fully taxable equivalent using the rate of 21% for 2018 and 35% for 2017 and 2016 Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

Although net interest income dollars increased in 2018, Premier’s net interest margin decreased as the increase in the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets.  In 2018, the average yield on Premier’s loan portfolio increased 6 basis points to 5.38% from the 5.32% earned in 2017.  Likewise, the average yield earned on the investment portfolio in 2018 increased by 34 basis points to 2.38%, up from the 2.04% earned in 2017.  Due to the cumulative effect of increases in short-term interest rates in 2017 and 2018, the average yield earned on federal funds sold increased by 105 basis points in 2018 to 2.09%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 33 basis points in 2018 to 1.99%.  However, since loans outstanding are the predominant earning asset, comprising 73% of total earning assets, the net result of the increases in yields earned in 2018 on all earning assets was to increase the average yield by just 4 basis points to 4.54% in 2018, up from the 4.50% earned in 2017.  In contrast to the modest increase in the overall yield on earning assets in 2018, the average rate paid on interest bearing liabilities increased by 15 basis points.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  The continued rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in Federal Funds target rate by the Federal Reserve Board of Governors resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 32 basis points to 1.11% in 2018, up from just 0.79% in 2017.  The average rate paid on interest bearing NOW and money market deposits increased by 8 basis points in 2018 to 0.25%, up from an average 0.17% paid in 2017.  Lastly, the average rate paid on savings accounts increased by 4 basis points to 0.24% in 2018, up from an average 0.20% paid in 2018.  The overall effect was a 16 basis point increase in the average rate paid for all interest-bearing deposits to 0.56% in 2018, up from 0.40% in 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 103 basis points to 6.53% in 2018.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Contrary to this trend, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 9 basis points to 0.15% in 2018 compared to 0.24% during 2017.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio and therefore, a lower average rate was paid in 2018. The average rate paid on Premier’s other borrowings decreased by 3 basis points to 4.10% in 2018 due to the fixed rate feature of the single remaining borrowing in 2018.   In May of 2017, a second borrowing bearing a higher stated interest rate was fully repaid upon maturity.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the acquisition of First Bank was 2.74% in 2018.  The net result on all interest-bearing liabilities was to increase the average rate paid by 15 basis points to 0.60% in 2018, up from the 0.45% paid in 2017.  Due to the 4 basis point increase in the average yield earned and the 15 basis point increase in the average rate paid, Premier’s net interest spread decreased by 19 basis points.  Similarly, the net interest margin decreased by 5 basis points to 4.13% in 2018, down from the 4.18% earned in 2017 but still higher than the 3.93% earned in 2016.

As net interest income dollars increased in 2017, Premier’s net interest margin also increased as the yield earned on interest earning assets increased and the average rate paid on interest bearing liabilities decreased slightly.  In 2017, the average yield on Premier’s loan portfolio increased 9 basis points to 5.32% from the 5.23% earned in 2016.  Likewise, the average yield earned on the investment portfolio in 2017 increased by 13 basis points to 2.04%, up from the 1.91% earned in 2016.  Due to the cumulative effect of increases in short-term interest rates in 2016 and 2017, the average yield earned on federal funds sold increased by 60 basis points in 2017 to 1.04%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 97 basis points in 2017 to 1.66%.  The net result on all earning assets was to increase the average yield by 23 basis points to 4.50% in 2017, up from the 4.27% earned in 2016.  In 2017 Premier tried to maintain the average rate paid on its deposits. Market deposit rates remained fairly consistent throughout the year although the competition for funds increased late in 2017 due to the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

continued rise in short-term interest rates.  The average rate paid on certificates of deposit increased the most, at 3 basis points to 0.79% in 2017, while the average rate paid on interest bearing NOW and money market deposits remained unchanged at 0.17%.  Contrary to this trend, the average rate paid on savings accounts decreased by 1 basis point to 0.20% in 2017.  Premier continued a plan throughout 2017 of lowering the savings rates paid on the savings deposits obtained in the acquisition of Bankshares, but on a gradual basis in an effort to retain as much of this low cost funding source as possible.  Due to increases in short-term interest rates, the average rate paid on Premier’s short-term borrowings increased by 7 basis points to 0.24% during 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 56 basis points to 5.50% in 2017.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2017 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.31% at December 31, 2017.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The average rate paid on Premier’s other borrowings increased by only 1 basis point to 4.13% due to their fixed rate features and a steady decrease in the average outstanding borrowings due to prepayments of principal and a scheduled balloon payment in May of 2017.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All FHLB borrowings were repaid in 2016, so no interest expense was recorded in 2017 related to long-term FHLB borrowings.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 1 basis point to 0.45% in 2017, down from the 0.46% paid in 2016.  Due to the 23 basis point increase in the average yield earned and the 1 basis point decrease in the average rate paid, Premier’s net interest spread increased by 24 basis points.  Similarly, the net interest margin increased by 25 basis points to 4.18% in 2017, up from the 3.93% earned in 2016 and the 4.15% earned in 2015.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

As shown in the table of Non-interest Income and Expense below, total fees and other income increased by $443,000, or 5.1%, in 2018.  Only 0.2%, or $21,000, of the increase were from the operations of First Bank since its acquisition on October 12, 2018.  Service charges on deposit accounts increased by $205,000, or 4.7%, largely due to an increase in revenue from consumer overdraft charges and partially offset by a decrease in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program in 2017 and expanded that program to both banks in 2018.  This program has resulted in an increase in overall overdraft revenue.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $270,000, or 8.3%, in 2018.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2018 due to increases in revenue from debit card transactions and ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $21,000, or 10.5%, in 2018 compared to 2017.  Stricter guidelines for originating mortgage loans imposed by the federal government as well as slightly higher long-term mortgage rates have reduced the propensity for customers to refinance their mortgage loans (when compared to years when mortgage interest rates were lower), resulting in lower revenue for the Company.  Other non-interest income decreased by $11,000, or 1.3%, in 2018 compared to 2017.  Decreases in checkbook sales, wire transfer fees, commissions on selling credit life insurance on loans and annual fees on unpresented letters of credit were nearly offset by increases in miscellaneous loan fees unrelated to the origination of loans and income from Premier’s investment in a commercial insurance agency.

In 2017, total fees and other income increased by $472,000 or 5.8%.  Service charges on deposit accounts increased by $327,000, or 8.1%, largely due to an increase in revenue from consumer and business overdraft charges and a slight increase in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program in 2017 which resulted in an increase in overall overdraft revenue.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $115,000, or 3.7%, in 2015.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2017 due to increases in revenue from debit card transactions and ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $11,000, or 5.2%, in 2017 compared to 2016.  Stricter guidelines for originating mortgage loans imposed by the federal government as well as slightly higher long-term mortgage rates have reduced the propensity for customers to refinance their mortgage loans, resulting in lower revenue for the Company.  Other non-interest income increased by $41,000, or 5.2%, in 2017 compared to 2016.  Decreases in checkbook sales, check cashing fees, wire transfer fees, and miscellaneous loan fees unrelated to the origination of loans were more than offset by increases in commission income from the sale of brokerage account services and annuity products.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

In 2016, Premier realized $4,000 in gains on the sales of investment securities compared to none in 2018 and 2017.  The modest gains realized in 2016 were largely the result of the sale of securities to provide additional funding as part of Premier’s liquidity and interest rate risk management programs.  Premier did not execute any sales of investment securities in 2018 and 2017, nor did it realize any gains on the call of investment securities in 2018 and 2017.

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2018 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.16%, down from the 2.28% realized in 2017 and the 2.40% realized in 2016.  In 2018, the actual dollars of net overhead decreased by $190,000, or 0.6%, as the $443,000 increase in non-interest income, detailed above, exceeded the $253,000 increase in non-interest expense in 2018.  In 2017, the actual dollars of net overhead decreased by $1.4 million, or 4.4%, largely due to a $975,000 decrease in non-interest expense and the $472,000 increase in non-interest income detailed above.  For the year 2018, net overhead was $31.4 million compared to $31.6 million in 2017 and $33.0 million in 2016.

Total non-interest expense in 2018 increased by $253,000, or 0.6%, from 2017.  The modest overall increase was largely the result of a $1.4 million, or 85%, decrease in OREO writedowns and expenses.  The decrease in this non-interest expense category was largely due to a $1.2 million increase in net gains on the disposition of OREO properties resulting from $1,080,000 of net gains upon the sale of OREO in the first quarter of 2018.  Premier sold approximately $6.1 million of OREO, or approximately 30% of the carrying value held on the books at year-end 2017, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in 2018.  Excluding the net OREO gains from these first quarter 2018 sales, non-interest expense increased by $1.3 million, or 3.3% in 2018 compared to 2017, and Premier’s net overhead ratio for 2018 would have been 2.23% of average earning assets.  The First Bank operations increased non-interest expense by $552,000 in 2018, or approximately 40% of the remaining $1.3 million increase in non-interest expense.  Other decreases in non-interest expenses in 2018 include FDIC insurance, amortization of intangible assets, and employee benefits costs.  These decreases were more than offset by increases in salaries and wages, occupancy and equipment costs, professional fees, loan collection expenses, taxes not on income and other operating expenses.  In 2017, non-interest expenses decreased by $975,000, or 2.4%, from 2016 largely due to decrease staff and benefit costs, occupancy and equipment costs, OREO writedowns and expense, FDIC insurance and amortization of intangible assets.  The decrease in these non-interest expenses was partially offset by an increase in professional fees, taxes not on income, and loan collection expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2018.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2018		2017
	2018	2017	2016	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$4,562	$4,357	$4,030	$205	4.71	$327	8.11
Electronic banking income	3,530	3,260	3,145	270	8.28	115	3.66
Secondary market mortgage income	180	201	212	(21)	(10.45)	(11)	(5.19)
Other	826	837	796	(11)	(1.31)	41	5.15
Total fees and other income	$9,098	$8,655	$8,183	$443	5.12	$472	5.77
Investment securities gains	0	0	4	0		(4)
Total non-interest income	$9,098	$8,655	$8,187	$443	5.12	$468	5.72

Non-interest expense:
Salaries and wages	$16,118	$15,595	$15,671	$523	3.35	$(76)	(0.48)
Employee benefits	3,685	3,760	4,134	(75)	(1.99)	(374)	(9.05)
Total staff costs	19,803	19,355	19,805	448	2.31	(450)	(2.27)
Occupancy and equipment	6,294	5,999	6,266	295	4.92	(267)	(4.26)
Outside data processing	5,199	5,173	5,210	26	0.50	(37)	(0.71)
Professional fees	1,506	975	784	531	54.46	191	24.36
Taxes, other than payroll, property and income	888	780	614	108	13.85	166	27.04
Amortization of intangibles	778	974	1,139	(196)	(20.12)	(165)	(14.49)
OREO gains, losses and expenses, net	244	1,601	1,826	(1,357)	(84.76)	(225)	(12.32)
Loan collection expenses	746	627	435	119	18.98	192	44.14
FDIC insurance	564	675	840	(111)	(16.44)	(165)	(19.64)
Other expenses	4,449	4,059	4,274	390	9.61	(215)	(5.03)
Total non-interest expenses	$40,471	$40,218	$41,193	$253	0.63	$(975)	(2.37)

Staff costs increased by $448,000, or 2.3%, in 2018 versus 2017, largely due to an increase in salaries and wages.  Salaries and wages increased by $523,000, or 3.4%, in 2018 due to increases in the number of employees from opening denovo branches, increases in actual wages paid to employees and $158,000 of additional salaries and wages paid to employees retained from the acquisition of First Bank.  Employee benefit costs decreased by $75,000, or 2.0%, in 2018 largely due to reductions in medical insurance benefit costs which were partially offset by increases in employer payroll taxes and retirement benefit costs.   In 2017, staff costs decreased by $450,000, or 2.3%, versus 2016, largely due to a decrease in employee benefit costs.  Employee benefit costs decreased by $374,000, or 9.1%, in 2017 due to reductions in medical insurance benefit costs, payroll taxes and retirement benefit costs, with approximately half of the savings due to staff reductions at the acquired First National operations. Salary and wages decreased by $76,000, or 0.5%, in 2017 as a portion of the salary savings from the acquired First National operations were offset by normal salary and wage increases of Premier’s other operations.  While management has taken steps to help curtail its medical insurance benefit costs, medical insurance benefit costs could continue to increase until the national medical insurance industry stabilizes after the implementation of new government regulations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Occupancy and equipment expenses in total increased by $295,000, or 4.9%, in 2018 compared to 2017.  Occupancy expense increased by $164,000 in 2018, largely due to increases in the cost to operate the branch facilities due to increases in utility costs, building supplies, snow removal, property landscaping and lawn maintenance, plus an increase in building repairs.  Equipment costs increased by $131,000 in 2018, largely due to increases in depreciation of furniture & fixtures and ever increasing costs of information technology and purchased software subscriptions.  The operations of First Bank added approximately $61,000 to total occupancy and equipment expense in 2018.  In 2017, occupancy and equipment expenses decreased in total by $267,000, or 4.3%, compared to 2016.   The savings were largely due to lower depreciation and maintenance costs on information technology equipment related to the acquired operations of First National as well as the Bank of Gassaway.  Facility costs were relatively unchanged in 2017 when compared to 2016, as reductions in building depreciation and repair costs were offset by higher rent expense and real estate property taxes.

Outside data processing expense increased $26,000, or 0.5%, in 2018 versus 2017, as decreases in core data processing and ATM processing expenses from renewed contract price savings were more than offset by increases in expenses related to newer electronic banking technologies designed to improve banking convenience for our customers such as internet banking and mobile banking charges as well as an increase communication expenses.  In 2017, outside data processing expense decreased $37,000, or 0.7%, versus 2016, as savings from the acquired First National operations were largely offset by higher costs from Premier’s other operations as the Company implemented newer electronic banking technologies designed to improve banking convenience for our customers.

Professional fees increased by $531,000, or 54.5%, in 2018 versus 2017, largely due to a $391,000 increase in legal and other expenses related to the acquisition of First Bank.  Otherwise professional fees increased by $140,000 related to higher legal fees incurred as well as higher consulting costs related primarily to other business planning.  In 2017 professional fees increased by $191,000, or 24.4%, versus 2016, largely due to higher legal fees as well as higher consulting costs related to compliance and other business planning.

Taxes not on income increased by $108,000, or 13.9%, in 2018 versus 2017, largely due to higher Kentucky and Virginia based franchise taxes due to increasing operations in those states as well as higher West Virginia based business and occupation taxes due to increased branch operations within the state.  In 2017, taxes not on income increased by $166,000, or 27.0%, versus 2016, largely due to higher Kentucky based franchise taxes due to increasing operations in the state.  Through its Citizens Deposit Bank subsidiary, Premier has been expanding its branch operations in the Cincinnati Metro area since 2014 via opening de novo branches on the Kentucky side of the Ohio River.  In 2018, Citizens Deposit opened two additional de novo branches.  On April 9, 2018, Citizens Deposit completed the purchase of a branch building in Huntington, West Virginia and began operating the facility as a full service bank branch.   On December 17, 2018, Citizens Deposit opened a full service bank branch in Cold Spring, Kentucky, its third branch location in the southern Cincinnati, Ohio metro area.  These branch transactions are part of a strategic effort to position the bank as a strong community bank with a low cost structure and a high opportunity for profitable loans in expanding markets along the Ohio River.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Amortization of intangibles decreased by $196,000, or 20.1%, in 2018 versus 2017.  The decrease in 2018 is largely a result of the end of amortization expense related to the purchase of four branches from Integra Bank back in 2010, as well as a full year of savings from the end of amortization expense related to the acquisition of Adams National Bank in 2009.  Premier uses an accelerated method to amortize its core deposit intangible assets over an 8 to 10 year period to simulate estimated deposit activity in the immediate months following a bank or branch acquisition.  In 2017, amortization of intangibles decreased by $165,000, or 14.5%, versus 2016, largely a result of the end of amortization expense related to the acquisition of Adams National Bank in 2009 plus a full year of savings from the end of amortization expense related to two acquisitions consummated in 2008.

OREO gains, losses and expenses resulted in net expenses of $244,000 in 2018 compared to $1,601,000 in 2017 and $1,826,000 of net expenses in 2016.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2018, OREO gains, losses and expenses decreased by $1,357,000, or 84.8%, compared to the net expenses recorded in 2017.  As discussed above, Premier sold approximately $6.1 million of OREO properties in the first quarter of 2018, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in 2018.  Excluding the net OREO gains from these first quarter 2018 sales, Premier recorded $1,324,000 of OREO expenses and losses, net of gains, in 2018.  The remaining $277,000 decrease in 2018 was largely to a $149,000 decrease in additional write downs of OREO values, a $31,000 decrease in net operating expenses related to the OREO properties and a $97,000 reduction in the losses realized upon the sale of OREO properties in 2018 compared to the net losses incurred in 2017.  Excluding the $1,080,000 of net gains on OREO sales in the first quarter of 2018, Premier realized $110,000 of net losses on the sale of OREO in 2018 compared to $207,000 of losses on the sale of OREO in 2017 and $27,000 of losses on the sale of OREO in 2016.   In 2017, OREO gains, losses and expenses decreased by $225,000, or 12.3%, compared to the net expenses recorded in 2016.  Premier realized $207,000 of losses on the sale of OREO in 2017 compared to $27,000 of losses on the sale of OREO in 2016, an $180,000 increase in net expense.  Additional write downs of OREO values in 2017 totaled $667,000 compared to $662,000 in 2016.  Both of these increases in net expenses were more than offset by a $410,000 decrease in the expenses incurred to maintain the Banks’ inventory of properties in 2017 while they are on the market to liquidate.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Loan collection expenses increased by $119,000, or 19.0%, in 2018 versus 2017, and increased by $192,000, or 44.1%, in 2017 versus 2016.  Loan collection expenses include attorney fees and other costs associated directly with the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral, and other expenditures directly related to the collection of a loan.  These expenses can fluctuate from year to year depending on foreclosure and collection activities as well as whether collection efforts are successful and the borrower is required to reimburse the banks for their collection costs incurred.

FDIC insurance expense decreased by $111,000, or 16.4%, in 2018 versus 2017.  The decrease in FDIC insurance expense is largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2017, as the assessment base grew in 2018.  In 2017, FDIC insurance expense decreased by $165,000, or 19.6%, versus 2016.  Again, the decrease in FDIC insurance expense was largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2016, as the assessment base grew in 2017 compared to the assessment base in 2016.

Other non-interest expenses totaled $4,449,000 in 2018, a $390,000, or 9.6%, increase from the $4,059,000 of other non-interest expenses recorded in 2017.  The increase in other expenses is largely the result of $180,000 of direct conversion expenses related to the First Bank acquisition incurred in 2018 and a $53,000 increase in shareholder relation expense resulting from costs associated with the special shareholder meeting to vote on the issuance of common stock to consummate the First Bank acquisition.  Other expense increases include marketing and business development expenses, postage and freight, courier and armored car, and travel expense.  These increases were partially offset by savings in corporate and blanket bond insurance, losses and shortages, and supplies expense.  In 2017, other expenses totaled $4,059,000, a $215,000, or 5.0%, decrease from the $4,274,000 of other non-interest expenses recorded in 2016.  The decrease in other expenses was largely the result of $197,000 of direct conversion expenses related to the First National acquisition incurred in 2016 that were not repeated in 2017.  Other savings included decreases in business development expenses, corporate and blanket bond insurance, travel expenses, losses and shortages, and administrative expenses.  The combined savings in 2017 were partially offset by increases in expenses related to supplies, postage, and shareholder relations.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

Applicable Income Taxes

Premier recognized $5.9 million of income tax expense in 2018.  This amount compares to $8.6 million of income tax expense in 2017 and $6.8 million of income tax expense recorded in 2016.  Premier’s effective tax rate was 22.6% in 2018, down from 36.7% in 2017, and the 35.7% reported in 2016.  The decrease in the effective tax rate in 2018 is due to the Tax Cut and Jobs Act (the “Tax Act”), which lowered Premier’s U.S. corporate income tax rate from 35% in 2017 to 21% in 2018.  The increase in the effective tax rate in 2017 was largely due to a $145,000 increase in tax expense related to the revaluation of net deferred tax assets as a result of the reduction of the federal corporate income tax rate beginning in 2018.  The Tax Act made broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that affected 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate, Premier revalued its net deferred tax asset, excluding after tax credits, as of December 31, 2017, using the lower corporate income tax rate.  Based on the revaluation, net tax expense of $145,000 was recorded to reduce the net deferred tax asset balance as of that date.  This charge as well as a $16,000 increase in the deferred tax asset valuation allowance accounted for most of the increase in Premier’s effective tax rate in 2017.  All three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides the following steps to achieve the core principle (1) Identify the contract(s) with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.  Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance, as amended, is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, including interim periods within those reporting periods.  Management’s assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  As interest income on loans and securities are both excluded from Topic 606, the majority of revenue earned is not subject to the new guidance.  Service charges on deposit accounts, debit card interchange fees, and ATM fees are services provided that fall within the scope of Topic 606 and are presented within non-interest income as revenue when the obligation to the customer is satisfied.  Gains on the sale of OREO fall within the scope of Topic 606 and are recognized as a credit to non-interest expense as an offset to writedowns of carrying value and losses on the sale of OREO, as permitted.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10, which (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The Company adopted subtopic 825-10 on January 1, 2018 which resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis.  See footnote 18 for additional information on fair value.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations that are lessees to recognize a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified property for the lease term.  The new guidance also requires lessees’ to disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for Premier for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  Upon adoption of this standard, management has determined that an approximately a $7.0 to $8.0 million asset will be recorded to recognize the right of Premier to use the leased facilities and an approximately a $7.0 to $8.0 million liability will be recorded representing the obligation to make all future lease payments on those facilities, but the adoption is not expected to have a material impact to net income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019, although early adoption is permitted beginning after December 15, 2018. The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis, modeling of the future expected losses by loan types and the new required disclosures.  The loading of historical and current data into the software has begun.  Modeling and evaluation of calculated results will be performed during 2019.  Management continues to work through the guidance in order to evaluate the impact the new standard will have on the company.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2018

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU amends Topic 220, Income Statement – Reporting Comprehensive Income to permit the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and any future change in corporate income tax rates.  The update does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The Company adopted ASU 2018-02 retroactively to December 31, 2017 as permitted by the guidance.  As required by Topic 220, other comprehensive income includes the change in the market value of securities available-for-sale which was tax-affected using the current 35% federal income tax rate in affect for calendar year 2017.  As a result of the lower 21% corporate federal income tax rate in 2018 enacted by Tax Cuts and Jobs Act on December 22, 2017, the deferred tax asset related to the net unrealized losses on securities available for sale was reduced by $367 with a corresponding charge to reported income tax expense for the calendar year 2017.  As shown in the Statement of Changes in Stockholders’ Equity, the Company reclassed the $367 from retained earnings to accumulated comprehensive income on the balance sheet to adjust the stranded tax effects of this adjustment on accumulated comprehensive income, as permitted with the retroactive adoption of ASU 2018-02.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.  This ASU amends existing guidance in Topic 350, to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any.  The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  The amendments are effective for public business entities that are s SEC filer for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The amendments should be applied prospectively.  The adoption of this standard is not expected to have a material effect on Premier’s operating results or financial condition.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2018 and 2017
Consolidated Statements of Income - Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income - Years Ended
December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Stockholders' Equity – Years Ended
December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Crowe LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has also audited the Company’s internal control over financial reporting.  Their report is included on pages 100 and 101 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 18, 2019	Date: March 18, 2019

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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
December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Premier Financial Bancorp, Inc.
Huntington, West Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Crowe LLP

We have served as the Company's auditor since 1998.

Washington, D.C.
March 18, 2019

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Dollars in Thousands, Except Share Data)

	2018	2017
ASSETS
Cash and due from banks	$22,992	$40,814
Interest bearing bank balances	39,911	37,191
Federal funds sold	17,872	4,658
Cash and cash equivalents	80,775	82,663
Time deposits with other banks	1,094	2,582
Securities available for sale	365,731	278,466
Loans	1,149,301	1,049,052
Allowance for loan losses	(13,738)	(12,104)
Net loans	1,135,563	1,036,948
Federal Home Loan Bank stock, at cost	3,628	3,185
Premises and equipment, net	29,385	23,815
Other real estate owned, net	14,024	19,966
Interest receivable	4,295	4,043
Goodwill	47,640	35,371
Other intangible assets	5,268	3,375
Deferred taxes	1,541	485
Other assets	1,171	2,525
Total assets	$1,690,115	$1,493,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$391,763	$332,588
Time deposits, $250,000 and over	74,161	63,905
Other interest bearing	964,203	876,182
Total deposits	1,430,127	1,272,675
Securities sold under agreements to repurchase	22,062	23,310
Other borrowed funds	2,500	5,000
FHLB advances	8,819	-
Subordinated debt	5,406	5,376
Interest payable	733	393
Other liabilities	3,739	3,315
Total liabilities	1,473,386	1,310,069

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,624,193 shares issued and outstanding in 2018, and 13,345,535 shares issued and outstanding in 2017	133,248	110,445
Retained earnings	87,333	74,983
Accumulated other comprehensive income (loss)	(3,852)	(2,073)
Total stockholders' equity	216,729	183,355
Total liabilities and stockholders' equity	$1,690,115	$1,493,424

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2018	2017	2016
Interest income
Loans, including fees	$56,856	$55,425	$52,228
Securities available for sale
Taxable	7,022	5,628	5,350
Tax-exempt	254	261	332
Federal funds sold and other	1,689	676	431
Total interest income	65,821	61,990	58,341

Interest expense
Deposits	5,444	3,855	3,884
Repurchase agreements and other	34	33	37
FHLB advances and other borrowings	237	319	466
Subordinated debt	352	295	256
Total interest expense	6,067	4,502	4,643

Net interest income	59,754	57,488	53,698
Provision for loan losses	2,315	2,499	1,748
Net interest income after provision for loan losses	57,439	54,989	51,950

Non-interest income
Service charges on deposit accounts	4,562	4,357	4,030
Electronic banking income	3,530	3,260	3,145
Secondary market mortgage income	180	201	212
Gain on disposition of securities	-	-	4
Other	826	837	796
	9,098	8,655	8,187
Non-interest expenses
Salaries and employee benefits	19,803	19,355	19,805
Occupancy and equipment expenses	6,294	5,999	6,266
Outside data processing	5,199	5,173	5,210
Professional fees	1,506	975	784
Taxes, other than payroll, property and income	888	780	614
Write-downs, expenses, sales of other real estate owned, net	244	1,601	1,826
Loan collection expenses	746	627	435
FDIC insurance	564	675	840
Amortization of intangibles	778	974	1,139
Other expenses	4,449	4,059	4,274
	40,471	40,218	41,193
Income before income taxes	26,066	23,426	18,944
Provision for income taxes	5,898	8,607	6,770

Net income	$20,168	$14,819	$12,174
Earnings per share:
Basic	$1.48	$1.11	$0.92
Diluted	1.47	1.10	0.92
Dividends per share	0.57	0.48	0.45
See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2018	2017	2016

Net income	$20,168	$14,819	$12,174

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(2,252)	334	(3,446)
Reclassification of realized amount	-	-	(4)
Net change in unrealized gain (loss) on securities	(2,252)	334	(3,450)
Less tax impact	(473)	118	(1,207)
Other comprehensive income (loss):	(1,779)	216	(2,243)

Comprehensive income	$18,389	$15,035	$9,931

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2016	$69,319	$77,592	$321	$147,232
Net income	-	12,174	-	12,174
Other comprehensive income (loss)	-	-	(2,243)	(2,243)
Cash dividends paid ($0.45 per share)	-	(5,933)	-	(5,933)
10% common stock dividend	17,622	(17,638)	-	(16)
Stock issued to acquire subsidiary, net	22,041	-	-	22,041
Stock options exercised	751	-	-	751
Stock based compensation expense	178	-	-	178
Balances, December 31, 2016	109,911	66,195	(1,922)	174,184
Net income	-	14,819	-	14,819
Other comprehensive income	-	-	216	216
Cash dividends paid ($0.48 per share)	-	(6,398)	-	(6,398)
Reclassify stranded tax effects within AOCI	-	367	(367)	-
Stock options exercised	317	-	-	317
Stock based compensation expense	217	-	-	217
Balances, December 31, 2017	110,445	74,983	(2,073)	183,355
Net income	-	20,168	-	20,168
Other comprehensive income (loss)	-	-	(1,779)	(1,779)
Cash dividends paid ($0.57 per share)	-	(7,805)	-	(7,805)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock issued to acquire subsidiary, net	22,358	-	-	22,358
Stock options exercised	193	-	-	193
Stock based compensation expense	252	-	-	252
Balances, December 31, 2018	$133,248	$87,333	$(3,852)	$216,729

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2018	2017	2016
Cash flows from operating activities
Net income	$20,168	$14,819	$12,174
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,722	1,720	1,934
Provision for loan losses	2,315	2,499	1,748
Amortization (accretion), net	1,295	1,586	2,624
Writedowns (gains) on other real estate owned, net	(450)	874	689
Stock compensation expense	252	217	178
Gain on the disposition of securities available for sale	-	-	(4)
Changes in:
Interest receivable	300	(181)	(102)
Deferred income taxes	33	797	(223)
Other assets	1,404	(1,047)	(67)
Interest payable	157	29	(44)
Other liabilities	(62)	(922)	(938)
Net cash from operating activities	27,134	20,391	17,969

Cash flows from investing activities
Net change on time deposits with other banks	1,488	(250)	2,141
Purchases of securities available for sale	(110,869)	(57,223)	(44,835)
Proceeds from maturities and calls of securities available for sale	65,181	65,794	82,332
Proceeds from the sale of securities available for sale	-	-	47
Redemption of FHLB stock	792	15	210
Acquisition of subsidiary, net of cash paid	2,591	-	11,912
Net change in loans	13,431	(36,792)	(43,868)
Purchases of premises and equipment, net	(3,460)	(1,382)	(478)
Proceeds from sales of other real estate owned	7,778	4,577	1,636
Net cash from (used in) investing activities	(23,068)	(25,261)	9,097

continued

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2018	2017	2016
Cash flows from financing activities
Net change in deposits	25,280	(6,735)	14,048
Net change in agreements to repurchase securities	(1,609)	(510)	(42)
Repayment of other borrowed funds	(2,500)	(3,859)	(2,433)
Repayment of other FHLB advances	(19,500)	-	(1,262)
Proceeds from stock option exercises	193	317	751
Cash in lieu of fractional shares	(13)	-	(16)
Common stock dividends paid	(7,805)	(6,398)	(5,933)
Net cash from (used in) financing activities	(5,954)	(17,185)	5,113

Net change in cash and cash equivalents	(1,888)	(22,055)	32,179

Cash and cash equivalents at beginning of year	82,663	104,718	72,539

Cash and cash equivalents at end of year	$80,775	$82,663	$104,718

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$5,911	$4,473	$4,686
Income taxes paid, net	4,578	8,555	7,123

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$1,386	$12,681	$1,950
Amount transferred from accumulated other comprehensive income to retained earnings related to changes in future income tax rates		$367
Amount transferred from retained earnings to common stock related to stock dividend			$17,638
Common stock issued to acquire First Bank	$22,358
Common stock issued to acquire Bankshares			$22,041

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the “Company” or “Premier”) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2018
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$444,779	$5,646
Premier Bank, Inc.	Huntington, West Virginia	1998	1,238,223	17,026
Parent and Intercompany Eliminations			7,113	(2,504)
Consolidated total			$1,690,115	$20,168

All material intercompany transactions and balances have been eliminated.

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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2018 or 2017.

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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans:  Net loans are stated at the amount of recorded investment reduced by an allowance for loan losses.  The recorded investment in a loan is the unpaid principal plus any remaining fair value adjustments reduced by any unearned income.  The recorded investment excludes accrued interest receivable due to immateriality.  Interest income on loans is recognized on the unpaid principal balance on the accrual basis except for those loans in a non-accrual of income status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions as well as collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

Concentration of Credit Risk:  Most of the Company’s loans located in the Washington, DC and Cincinnati, Ohio metro areas are commercial or commercial real estate loans.  Commercial and commercial real estate loans in these market areas are generally larger in size than in the Company’s other markets due to various factors such as higher real estate values and larger business operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and commercial real estate collateral values in the Washington, DC and Cincinnati metro areas.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the first three months of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded “Watch” to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded “Watch” are considered pass credits.  The changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses for the year ended December 31, 2018 and 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans secured by 1-4 family residential real estate:  Loans secured by 1-4 family residential real estate represent the lowest risk of loans for the Company.  They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes.  The Company generally does not hold subprime residential mortgages.  Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of their primary residence.

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
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2018 based upon the estimated fair value of the Company’s single reporting unit.

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
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications have no effect on prior years’ net income or stockholders’ equity.

Adoption of New Accounting Standards:
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides the following steps to achieve the core principle (1) Identify the contract(s) with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.   Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance, as amended, is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, including interim periods within those reporting periods.  Management’s assessment on revenue recognition by following the five steps resulted in no material changes from the current revenue recognition because the majority of revenues earned by the Company are not within the scope of ASU 2014-09.  As interest income on loans and securities are both excluded from Topic 606, the majority of revenue earned is not subject to the new guidance.  Service charges on deposit accounts, debit card interchange fees, and ATM fees are services provided that fall within the scope of Topic 606 and are presented within non-interest income as revenue when the obligation to the customer is satisfied.  Gains on the sale of OREO fall within the scope of Topic 606 and are recognized as a credit to non-interest expense as an offset to writedowns of carrying value and losses on the sale of OREO, as permitted.  The Company adopted Topic 606 as of January 1, 2018 with no material change in how revenues are recognized in the Company’s financial statements.  Significant items of non-interest income are described below.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debit card interchange fees - Revenue earned from a portion of the fee charged to merchants for the immediate approval of credit for funds (whether debit or credit card usage) is recognized on a daily cash basis and the commission is paid through Premier’s third-party processor.  The revenue is earned on a transaction basis determined by customer activity.  Premier records this revenue on a gross revenue basis and expenses the processing charges incurred as a non-interest expense.
Non-customer ATM fees – Fees charged to non-deposit customers for using bank owned automated teller machines are charged on a transaction basis and withdrawn from the user’s deposit account at another financial institution upon completion of the transaction.
Gain on sale of OREO – A gain is recognized upon the sale of OREO when a contract exists between the seller and purchaser and the control of the asset is transferred to the buyer.  The gain is then reported as a reduction of non-interest expense under the heading “Write-downs, expenses, sales of other real estate owned, net.”

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several targeted improvement modifications to Subtopic 825-10, which (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value, (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) Present separately in other comprehensive income the portion of the total changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option of financial instruments, (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial instruments, and (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The Company adopted subtopic 825-10 on January 1, 2018 which resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis.  See footnote 18 for additional information on fair value.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations that are lessees to recognize a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified property for the lease term.  The new guidance also requires lessees’ to disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU will become effective for Premier for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  Upon adoption of this standard, management has determined that an approximately a $7.0 to $8.0 million asset will be recorded to recognize the right of Premier to use the leased facilities and an approximately a $7.0 to $8.0 million liability will be recorded representing the obligation to make all future lease payments on those facilities, but the adoption is not expected to have a material impact to net income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019, although early adoption is permitted beginning after December 15, 2018. The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis, modeling of the future expected losses by loan types and the new required disclosures.  The loading of historical and current data into the software has begun.  Modeling and evaluation of calculated results will be performed during 2019.  Management continues to work through the guidance in order to evaluate the impact the new standard will have on the company.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST BANK OF CHARLESTON, INC.

Effective at the close of business on October 12, 2018, Premier completed its purchase of First Bank of Charleston, Inc. (“First Bank”) a $189.0 million community bank headquartered in Charleston, West Virginia.  Under terms of an agreement of merger dated April 18, 2018, each share of First Bank common stock was entitled to merger consideration of 1.199 shares of Premier common stock and $5.00 cash from Premier.  Premier issued approximately 1.249 million shares of its common stock, valued at $22.358 million, and paid approximately $5.213 million in cash to the shareholders of First Bank.  In addition to the cash and shares of common stock from Premier, First Bank shareholders also received a regulatorily approved special dividend of $5.00 per share from the equity of First Bank as part of the acquisition transaction.  Based on the final valuation of the fair value of tangible and intangible assets acquired and liabilities assumed the purchase price resulted in $12.27 million in goodwill, none of which is deductible for tax purposes.  The resulting merger expands Premier’s footprint into West Virginia’s state capital connecting its footprint between southern West Virginia and central West Virginia branch locations.  The core deposit intangible asset totaled $2.67 million, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method over an estimated 10 year life.  The following table presents estimated amortization of the First Bank core deposit intangible as of the acquisition date for 2018 and each of the next five calendar years and thereafter.

2018	$67
2019	390
2020	332
2021	282
2022	244
2023	232
Thereafter	1,123
Total core deposit intangible acquired	$2,670

The valuations of loans, premises and equipment and core deposit intangible are still preliminary and subject to change.  United States generally accepted accounting principles (“U.S. GAAP”) provide up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the First Bank acquisition is allocated in the table below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST BANK OF CHARLESTON, INC. – continued

Net assets acquired via the acquisition are shown in the table below.

First Bank of Charleston
Cash and due from banks, net of cash paid	$543
Federal funds sold	2,048
Securities available for sale	45,218
Loans, net	114,771
Premises and equipment	3,832
Goodwill and other intangible assets	14,939
Other assets	2,453
Total assets acquired, net of cash paid	183,804

Deposits	(132,111)
Repurchase agreements	(361)
FHLB borrowings	(28,305)
Other liabilities	(669)
Total liabilities assumed	(161,446)
Net assets acquired	$22,358

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these non-impaired financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the accounting guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $107,130 and had gross contractual amounts receivable of $109,522 on the date of acquisition.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement at December 31, 2018 and 2017 was approximately $0 and $24,049.  The elimination of a balance requirement at December 31, 2018 was the result of a reclassification of certain transaction based deposits to non-transaction based deposits as permitted under Federal Reserve Regulation D.  The reserve requirements for non-transaction based deposits is significantly less than the reserve requirements for transaction based deposits.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,575	$513	$(4,846)	$255,242
U. S. sponsored agency CMO’s - residential	69,231	94	(782)	68,543
Total mortgage-backed securities of government sponsored agencies	328,806	607	(5,628)	323,785
U. S. government sponsored agency securities	24,154	196	(180)	24,170
Obligations of states and political subdivisions	14,194	176	(43)	14,327
Other securities	3,453	6	(10)	3,449
Total securities available for sale	$370,607	$985	$(5,861)	$365,731

2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$198,631	$175	$(2,216)	$196,590
U. S. sponsored agency CMO’s - residential	51,548	241	(681)	51,108
Total mortgage-backed securities of government sponsored agencies	250,179	416	(2,897)	247,698
U. S. government sponsored agency securities	19,312	1	(179)	19,134
Obligations of states and political subdivisions	11,599	61	(26)	11,634
Total securities available for sale	$281,090	$478	$(3,102)	$278,466

In 2018 and 2017, there were no sales of securities, while in 2016, a gain of $4 was recognized upon the sale (including calls) of securities.  The tax expense related to the gain in 2016 was $1.

The realized gain, net of tax, was reclassified out of accumulated other comprehensive income (loss) on the statement of comprehensive income.  The realized gain is reported on the income statement under the caption “Gain on disposition of securities” and the reclassified provision for income taxes is reported on the income statement under the caption “Provision for income taxes”.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with an approximate carrying value of $235,688 and $208,301 at December 31, 2018 and 2017 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$6,875	$6,832
Due after one year through five years	21,507	21,457
Due after five years through ten years	7,992	8,097
Due after ten years	4,927	5,060
Corporate preferred securities	500	500
Mortgage-backed securities of government sponsored agencies	328,806	323,785
Total available for sale	$370,607	$365,731

Securities with unrealized losses at year-end 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$999	$-	$11,057	$(180)	$12,056	$(180)
U.S government sponsored agency MBS – residential	50,923	(243)	158,791	(4,603)	209,714	(4,846)
U.S government sponsored agency CMO’s – residential	16,359	(41)	26,386	(741)	42,745	(782)
Obligations of states and political subdivisions	679	(6)	3,454	(37)	4,133	(43)
Other securities	1,712	(10)	-	-	1,712	(10)
Total temporarily impaired	$70,672	$(300)	$199,688	$(5,561)	$270,360	$(5,861)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with unrealized losses at year-end 2017 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$6,780	$(41)	$10,335	$(138)	$17,115	$(179)
U.S government sponsored agency MBS – residential	134,211	(1,076)	47,682	(1,140)	181,893	(2,216)
U.S government sponsored agency CMO’s – residential	8,306	(64)	17,868	(617)	26,174	(681)
Obligations of states and political subdivisions	3,512	(20)	474	(6)	3,986	(26)
Total temporarily impaired	$152,809	$(1,201)	$76,359	$(1,901)	$229,168	$(3,102)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2018 and December 31, 2017 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2018	2017
Residential real estate	$381,027	$338,829
Multifamily real estate	54,016	62,151
Commercial real estate:
Owner occupied	138,209	136,048
Non-owner occupied	282,608	230,702
Commercial and industrial	103,624	78,259
Consumer	27,688	28,293
Construction and land	128,926	139,012
All other	33,203	35,758
Total	$1,149,301	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The table below includes loans purchased in the acquisition of First Bank.  The composition of the major classifications of the loans acquired from First Bank at October 12, 2018 are summarized as follows:

2018
Residential real estate	$42,418
Multifamily real estate	3,034
Commercial real estate:
Owner occupied	8,220
Non owner occupied	36,698
Commercial and industrial	22,498
Consumer	1,100
Construction and land	803
Total	$114,771

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2018 and 2017.

An analysis of the 2018 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2017	$3,417
Additions, including loans now meeting disclosure requirements	10,341
Amounts collected and loans no longer meeting disclosure requirements	(785)
Balance, December 31, 2018	$12,973

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2018

Residential real estate	$2,986	$(967)	$(247)	$36	$1,808
Multifamily real estate	978	676	(11)	6	1,649
Commercial real estate:
Owner occupied	1,653	491	(25)	1	2,120
Non-owner occupied	2,313	839	(98)	4	3,058
Commercial and industrial	1,101	1,298	(545)	43	1,897
Consumer	328	121	(156)	58	351
Construction and land	2,408	(533)	(20)	400	2,255
All other	337	390	(266)	139	600
Total	$12,104	$2,315	$(1,368)	$687	$13,738

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2018 and December 31, 2017.

	2018	2017
Residential real estate	$2,665	$1,321
Commercial real estate
Owner occupied	2,040	1,508
Non-owner occupied	3,434	-
Commercial and industrial	1,720	211
Construction and land	1,212	1,450
All other	225	286
Total carrying amount	$11,296	$4,776
Contractual principal balance	$15,436	$6,728

Carrying amount, net of allowance	$11,296	$4,676

For those purchased loans disclosed above, the Company did not increased the allowance for loan losses for the year ended December 31, 2018 but increased the allowance for loan losses by $90 for the year ended December 31, 2017.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2018.

	2018	2017	2016
Balance at January 1	$754	$1,208	$185
New loans purchased	139	-	1,151
Accretion of income	(134)	(249)	(128)
Loans placed on non-accrual	(63)	-	-
Income recognized upon full repayment	(38)	(205)	-
Reclassifications from non-accretable difference	(16)	-	-
Disposals	-	-	-
Balance at December 31	$642	$754	$1,208

As part of the acquisitions of First Bank of Charleston on October 12, 2018 and Bankshares on January 15, 2016, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans from First Bank of Charleston totaled $9,876, while the cash flow expected to be collected at acquisition totaled $7,780 and the fair value of the acquired loans totaled $7,641 and the contractually required payments of such loans from Bankshares totaled $10,040, while the cash flow expected to be collected at acquisition totaled $8,437 and the fair value of the acquired loans totaled $7,286.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and December 31, 2017.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,966	$3,708	$954
Multifamily real estate	4,127	3,905	-
Commercial real estate
Owner occupied	3,692	3,436	56
Non-owner occupied	5,761	4,592	76
Commercial and industrial	1,303	625	-
Consumer	292	253	-
Construction and land	857	856	-
All other	75	73	-
Total	$21,073	$17,448	$1,086

December 31, 2017	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$2,944	$2,422	$869
Multifamily real estate	2,128	2,128	334
Commercial real estate
Owner occupied	2,623	2,483	134
Non-owner occupied	1,862	1,755	85
Commercial and industrial	1,313	544	1,139
Consumer	268	241	-
Construction and land	5,824	5,673	830
Total	$16,962	$15,246	$3,391

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,027	$7,078	$2,594	$9,672	$371,355
Multifamily real estate	54,016	-	110	110	53,906
Commercial real estate:
Owner occupied	138,209	124	2,601	2,725	135,484
Non-owner occupied	282,608	172	3,301	3,473	279,135
Commercial and industrial	103,624	2,235	262	2,497	101,127
Consumer	27,688	247	112	359	27,329
Construction and land	128,926	388	810	1,198	127,728
All other	33,203	546	73	619	32,584
Total	$1,149,301	$10,790	$9,863	$20,653	$1,128,648

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$338,829	$5,242	$1,835	$7,077	$331,752
Multifamily real estate	62,151	-	334	334	61,817
Commercial real estate:
Owner occupied	136,048	311	1,784	2,095	133,953
Non-owner occupied	230,702	12	225	237	230,465
Commercial and industrial	78,259	123	1,611	1,734	76,525
Consumer	28,293	492	87	579	27,714
Construction and land	139,012	144	2,508	2,652	136,360
All other	35,758	-	-	-	35,758
Total	$1,049,052	$6,324	$8,384	$14,708	$1,034,344

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and December 31, 2017.

December 31, 2018	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,808	$-	$1,808	$298	$378,064	$2,665	$381,027
Multifamily real estate	1,281	368	-	1,649	3,905	50,111	-	54,016
Commercial real estate:
Owner occupied	692	1,428	-	2,120	2,820	133,349	2,040	138,209
Non-owner occupied	267	2,791	-	3,058	10,111	269,063	3,434	282,608
Commercial and industrial	414	1,483	-	1,897	558	101,346	1,720	103,624
Consumer	-	351	-	351	-	27,688	-	27,688
Construction and land	142	2,113	-	2,255	1,351	126,363	1,212	128,926
All other	-	600	-	600	-	32,978	225	33,203
Total	$2,796	$10,942	$-	$13,738	$19,043	$1,118,962	$11,296	$1,149,301

December 31, 2017	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,986	$-	$2,986	$308	$337,200	$1,321	$338,829
Multifamily real estate	218	760	-	978	2,462	59,689	-	62,151
Commercial real estate:
Owner occupied	307	1,346	-	1,653	3,314	131,226	1,508	136,048
Non-owner occupied	88	2,225	-	2,313	11,578	219,124	-	230,702
Commercial and industrial	104	897	100	1,101	1,304	76,744	211	78,259
Consumer	-	328	-	328	-	28,293	-	28,293
Construction and land	685	1,723	-	2,408	5,672	131,890	1,450	139,012
All other	-	337	-	337	293	35,179	286	35,758
Total	$1,402	$10,602	$100	$12,104	$24,931	$1,019,345	$4,776	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The table includes $1,160 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$426	$298	$-
Multifamily real estate	110	110	-
Commercial real estate
Owner occupied	1,305	1,092	-
Non-owner occupied	8,458	7,740	-
Commercial and industrial	531	-	-
Construction and land	786	786	-
	11,616	10,026	-
With an allowance recorded:
Multifamily real estate	$4,016	$3,795	$1,281
Commercial real estate
Owner occupied	2,523	2,478	692
Non-owner occupied	2,852	2,781	267
Commercial and industrial	562	558	414
Construction and land	565	565	142
	10,518	10,177	2,796
Total	$22,134	$20,203	$2,796

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2018			Year ended Dec 31, 2017			Year ended Dec 31, 2016
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$300	$-	$-	$333	$3	$3	$566	$21	$18
Multifamily real estate	2,534	11	11	11,376	262	246	3,993	198	181
Commercial real estate:
Owner occupied	3,094	57	57	3,335	74	74	1,475	19	16
Non-owner occupied	9,226	412	412	4,680	213	213	4,527	314	314
Commercial and industrial	904	22	22	1,480	123	123	1,249	36	35
Construction and land	3,977	24	15	7,804	314	309	5,010	211	19
All other	173	10	10	302	18	18	147	8	8
Total	$20,208	$536	$527	$29,310	$1,007	$986	$16,967	$807	$591

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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

The following table presents TDR’s as of December 31, 2018 and 2017:

December 31, 2018	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$347	$97	$444
Multifamily real estate	3,795	-	3,795
Commercial real estate
Owner occupied	1,647	222	1,869
Non-owner occupied	-	5,964	5,964
Commercial and industrial	191	-	191
Total	$5,980	$6,283	$12,263

December 31, 2017	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$393	$107	$500
Multifamily real estate	2,128	-	2,128
Commercial real estate
Owner occupied	601	1,783	2,384
Non-owner occupied	-	9,904	9,904
Commercial and industrial	56	497	553
Construction and land	3,994	-	3,994
All other	-	293	293
Total	$7,172	$12,584	$19,756

At December 31, 2018, $1,630 in specific reserves was allocated to loans that had restructured terms.  At December 31, 2017, $1,029 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

There were no new TDR’s that occurred during the year ended December 31, 2018.  The following table presents TDR’s that occurred during the year ended December 31, 2017.

	Year ended December 31, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	1	$82	$82
Commercial real estate
Owner occupied	2	1,525	1,525
Non-owner occupied	3	9,913	9,913
Commercial and industrial	1	191	191
Total	7	$11,711	$11,711

The modifications reported above for the year ended December 31, 2017 involve reducing the borrowers’ required monthly payment by offering extended interest only periods that exceed the timeframes customarily offered by the Company and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans and did not decrease the stated interest rate on loans.   The Company increased the allowance for loan losses related to these loans by $88 during the year ended December 31, 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

During the years ended December 31, 2018 and 2017, there were no TDR’s for which there was a payment default within twelve months following the modification.

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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,808	$1,376	$9,681	$162	$381,027
Multifamily real estate	45,187	4,924	3,905	-	54,016
Commercial real estate:
Owner occupied	126,422	4,840	6,947	-	138,209
Non-owner occupied	262,149	7,647	12,812	-	282,608
Commercial and industrial	96,066	5,280	2,278	-	103,624
Consumer	27,344	31	313	-	27,688
Construction and land	107,196	19,728	2,002	-	128,926
All other	32,749	381	73	-	33,203
Total	$1,066,921	$44,207	$38,011	$162	$1,149,301

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$327,185	$667	$10,976	$1	$338,829
Multifamily real estate	55,084	4,605	2,462	-	62,151
Commercial real estate:
Owner occupied	124,244	4,937	6,867	-	136,048
Non-owner occupied	216,079	2,428	12,195	-	230,702
Commercial and industrial	70,078	5,851	2,330	-	78,259
Consumer	27,889	-	404	-	28,293
Construction and land	126,323	5,460	7,229	-	139,012
All other	34,468	795	495	-	35,758
Total	$981,350	$24,743	$42,958	$1	$1,049,052

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2018	2017
Land and improvements	$7,200	$5,642
Buildings and leasehold improvements	26,033	21,539
Furniture and equipment	11,623	10,651
Assets purchased not yet placed in service	424	571
	45,280	38,403
Less: accumulated depreciation	(15,895)	(14,588)
	$29,385	$23,815

Operating Leases: The Company leases certain branch and other properties as well as some equipment under operating leases.  Some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense, net of rental income, was $1,053, $1,082, and $1,043 for 2018, 2017, and 2016.  Rent commitments, before considering renewal options that generally are present, were as follows:

2019	$1,071
2020	1,036
2021	1,033
2022	982
2023	548
Thereafter	101
$4,771

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2018	2017	2016
Beginning of year	$35,371	$35,371	$33,796
Acquired goodwill	12,269	-	1,575
Impairment	-	-	-
End of year	$47,640	$35,371	$35,371

Acquired intangible assets at December 31, 2018 and 2017 were as follows.

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$7,708	$(2,440)	$7,046	$(3,671)

Aggregate intangible amortization expense was $778 for 2018, $974 for 2017, and $1,139 for 2016.

Estimated amortization expense for each of the next five years:

2019	$885
2020	807
2021	756
2022	578
2023	520
Thereafter	1,722
$5,268

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 8 – DEPOSITS

At December 31, 2018 the scheduled maturities of time deposits are as follows:

2019	$263,888
2020	73,756
2021	31,194
2022	11,894
2023	9,839
Thereafter	126
$390,697

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2018 and 2017.  The balance of such deposits at December 31, 2018 and 2017 were approximately $6,724 and $7,509.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2018	2017
Year-end balance	$22,062	$23,310
Average balance during the year	$22,343	$22,845
Average interest rate during the year	0.14%	0.13%
Maximum month-end balance during the year	$25,067	$25,116
Weighted average interest rate at year-end	0.14%	0.13%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2018 the total amount of borrowing permitted by the FHLB-Cin was $53,750 and the total amount of borrowing permitted by the FHLB-Pitt was $376,842.

As part of the acquisition of First Bank, the Company assumed advances from FHLB-Pitt, with principal outstanding totaling $28,400 as of the October 12, 2018 acquisition date.  During the remainder of 2018 seven of these advances matured and were paid off in the amount of $19,500.  Reported interest expense on the advances includes the periodic accretion of the fair value adjustments and any prepayment penalties incurred.

During 2018 and 2017, the Banks borrowed on a short-term basis and paid-off all FHLB advances as they matured.  There are $8,819 of borrowings, net of fair value adjustments, outstanding at December 31, 2018, which have interest rates ranging from 1.73% to 2.33% with an average rate of 2.05%.  There were no borrowings outstanding at December 31, 2017.  Principal payments due on the advances including amortization of the fair value adjustments are as follows:

2019	$2,444
2020	6,375
Carrying amount outstanding at December 31, 2018	$8,819

NOTE 11 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 5.427% at December 31, 2018 and 4.313% at December 31, 2017.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability.  The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – SUBORDINATED DEBENTURES (Continued)

The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company’s investment in the common stock of the trust is $186 and is included in other assets at December 31, 2018 and 2017.

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On August 26, 2015, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana (“First Guaranty”) a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier’s $5,000 Line of Credit with Bankers’ Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier’s chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier’s board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing at December 31, 2018 and 2017 was $2,500 and $5,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On August 12, 2016 the Company executed and delivered to First Guaranty a Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2012 that established a Line of Credit with the bank extending the right to request and receive monies from First Guaranty on the line of credit until June 30, 2019.  The Change in Terms Agreement maintained the principal amount of $3,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 5.50%), with a floor of 4.50%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is also secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2018 and 2017, Premier had no outstanding balance on this line of credit with First Guaranty.

On September 24, 2018 the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2018 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2019.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 5.50%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2019.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2018 and 2017, Premier had no outstanding balance on this line of credit with Bankers’ Bank.

Scheduled principal payments due on the notes payable subsequent to December 31, 2018 are as follows:

2019	1,716
2020	784
$2,500

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2018	2017	2016
Current	$5,782	$7,809	$6,993
Write-off of deferred tax asset related to 2017 Tax Cuts and Jobs Act.	-	145	-
Deferred	120	637	(223)
Change in valuation allowance	(4)	16	-
Provision for income taxes	$5,898	$8,607	$6,770

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2018	2017
Deferred tax assets
Allowance for loan losses	$2,884	$2,630
Purchase accounting adjustments	963	137
Net operating loss carryforward	333	360
Alternative minimum tax credit carryforward	125	321
Write-downs of other real estate owned	235	377
Taxable income on non-accrual loans	896	842
Accrued expenses	235	187
Unrealized loss on investment securities	1,024	551
Other	15	24
Total deferred tax assets	6,710	5,429

Deferred tax liabilities
Amortization of intangibles	$(3,063)	$(3,043)
Depreciation	(1,106)	(884)
Federal Home Loan Bank dividends	(224)	(224)
Deferred loan fees	(499)	(515)
Other	(105)	(102)
Total deferred tax liabilities	(4,997)	(4,768)

Valuation allowance on deferred tax assets	(172)	(176)
Net deferred taxes	$1,541	$485

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to, accelerated depreciation that allows for full expensing of qualified property. The Tax Act also established new tax laws that affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate beginning in 2018, we revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2017 using the lower corporate income tax rate.  Based on the revaluation, $145 of additional income tax expense was recorded for the year ended December 31, 2017 to reduce our net deferred tax asset balance as of that date.

The adjustments to deferred tax assets and liabilities were provisional amounts estimated based on information available as of December 31, 2017. These amounts were subject to change as we obtained information necessary to complete the calculations. However, we did not recognize any changes to the provisional amounts as we refined our estimates of our cumulative temporary differences.

At December 31, 2018 the Company had federal net operating loss carryforwards of $766, a federal alternative minimum tax credit carryforward of $125, and various state net operating loss carryforwards of $2,425 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2018 and 2017, the Company maintains a valuation allowance of $172 and $176 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore, no additional valuation allowance is needed.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2018		2017		2016
U.S. federal income tax rate	$5,474	21.0%	$8,200	35.0%	$6,630	35.0%
Changes from the statutory rate
Change in deferred taxes related to decrease in future federal tax rate	-	-	145	0.6	-	-
State income taxes, net	518	2.0	503	2.1	355	1.9
Tax-exempt interest income	(143)	(0.5)	(239)	(1.0)	(254)	(1.4)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	11	0.0	13	0.1	15	0.1
Non-deductible stock compensation expense, net	12	0.0	(35)	(0.2)	26	0.1
Tax credits, net	(71)	(0.3)	(42)	(0.2)	(42)	(0.2)
Change in valuation allowance	4	0.0	16	0.1	-	-
Other	93	0.4	46	0.2	40	0.2
	$5,898	22.6%	$8,607	36.7%	$6,770	35.7%

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2018, 2017, and 2016 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $557, $485, and $540 in 2018, 2017, and 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2012, the Company registered 687,500 shares of its common stock to be reserved for stock based incentive programs over the subsequent 10 years (“the 2012 Long-term Incentive Plan”).

On March 21, 2018, 67,875 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.12, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2021.  On March 15, 2017, 69,375 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.21, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.  On March 16, 2016, 69,988 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $10.84, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 16, 2019.

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

	2018	2017	2016
Risk-free interest rate	2.69%	2.02%	1.41%
Expected option life (yrs)	5.37	5.36	5.00
Expected stock price volatility	22.47%	18.40%	16.48%
Dividend yield	3.17%	3.16%	4.03%
Weighted average fair value of options granted during the year	$2.49	$2.32	$1.06

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2018, 2017, and 2016 grants were estimated based upon the weighted-average life of options exercised since January 1, 2012.  The expected stock price volatility is based on historical volatilities of the Company’s common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

On April 25, 2018, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $15.82 per share based upon the closing price of Premier’s stock on the date of grant and $119 of stock-based compensation was recorded as a result.

On April 19, 2017, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $16.56 per share based upon the closing price of Premier’s stock on the date of grant and $124 of stock-based compensation was recorded as a result.

On March 16, 2016, 9,625 shares of Premier’s common stock were granted to Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $10.84 per share based upon the closing price of Premier’s stock on the date of grant and $104 of stock-based compensation was recorded as a result.

Compensation expense of $252, $217, and $178 was recorded for the years ended December 31, 2018, 2017, and 2016, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $101 at December 31, 2018. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2018, 28,151 options were exercised while 40,364 options were exercised during the year ending December 31, 2017 and 121,100 options were exercised during the year ending December 31, 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2018----------		----------2017----------		----------2016----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	262,811	$10.63	254,988	$9.23	342,538	$8.45
Grants	67,875	15.12	69,375	15.21	69,988	10.84
Exercises	(28,151)	10.12	(40,364)	9.10	(121,100)	7.30
Forfeitures or expired	(4,152)	13.91	(21,188)	11.71	(36,438)	11.42
Outstanding at year-end	298,383	$11.66	262,811	$10.63	254,988	$9.23

Exercisable at year-end	172,577	$9.55	145,134	$8.53	141,363	$8.02
Weighted average remaining life	5.2		4.3		4.2

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2018 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$4.00 to $6.00	35,383	$5.26	$342	35,383	2.7	$5.26	$342
$6.01 to $8.00	7,948	6.47	67	7,948	1.2	6.47	67
$8.01 to $10.00	20,138	8.28	133	20,138	4.2	8.28	133
$10.01 to $12.00	109,519	10.71	461	91,767	6.2	10.68	388
$12.01 to $16.00	125,395	15.16	-	17,341	8.2	15.21	-
Outstanding at Dec 31, 2018	298,383	11.66	$1,003	172,577	5.2	9.55	$930

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2018, 2017, and 2016, the Company paid approximately $742, $468, and $448 for printing, supplies, statement rendering, furniture, and equipment to a company more than 50% of which is beneficially owned by the Company’s Chairman of the Board and whose board of directors includes two members of the Company’s Board of Directors.

During 2018, 2017, and 2016, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity 20.0% owned by the Company’s Chairman of the Board and 20.0% owned by another member of the Board of Directors.

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2018, 2017, and 2016 is presented below:

	2018	2017	2016
Basic earnings per share:
Income available to common stockholders	$20,168	$14,819	$12,174
Weighted average common shares outstanding	13,634,439	13,322,716	13,174,089
Earnings per share	$1.48	$1.11	$0.92

Diluted earnings per share:
Income available to common stockholders	$20,168	$14,819	$12,174
Weighted average common shares outstanding	13,634,439	13,322,716	13,174,089
Add dilutive effects of potential additional common stock	102,179	97,398	80,310
Weighted average common and dilutive potential Common shares outstanding	13,736,618	13,420,114	13,254,399
Earnings per share assuming dilution	$1.47	$1.10	$0.92

There were no stock options considered antidilutive for 2018, 2017, and 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  The methodology for the fair value valuation of loans held for investment has been impacted by the adoption of ASU 2016-01.  Fair values for loans had been previously based upon the measured at the entry price notion by using the discounted cash flow or collateral value.  The newly adopted exit price notion uses the same approach but also incorporates additional factors such as using economic factors, credit risk, and market rates and conditions.  The new definition using the exit price focuses on the price that would be received to sell the asset or paid to transfer the liability, not the price that would be paid to acquire the asset or received to assume the liability.  As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 5 – Loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$62,903	$62,903	$-	$-	$62,903
Time deposits with other banks	1,094	-	1,085	-	1,085
Federal funds sold	17,872	17,872	-	-	17,872
Securities available for sale	365,731	-	365,231	500	365,731
Loans, net	1,135,563	-	-	1,121,517	1,121,517
Federal Home Loan Bank stock	3,628	n/a	n/a	n/a	n/a
Interest receivable	4,295	-	1,032	3,263	4,295

Financial liabilities
Deposits	$(1,430,127)	$(1,039,430)	$(384,496)	$-	$(1,423,926)
Securities sold under agreements to repurchase	(22,062)	-	(22,062)	-	(22,062)
FHLB advances	(8,819)	-	(8,688)	-	(8,688)
Other borrowed funds	(2,500)	-	(2,478)	-	(2,478)
Subordinated debt	(5,406)	-	(5,509)	-	(5,509)
Interest payable	(733)	(22)	(711)	-	(733)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$78,005	$78,005	$-	$-	$78,005
Time deposits with other banks	2,582	-	2,581	-	2,581
Federal funds sold	4,658	4,658	-	-	4,658
Securities available for sale	278,466	-	278,466	-	278,466
Loans, net	1,036,948	-	-	1,016,723	1,016,723
Federal Home Loan Bank stock	3,185	n/a	n/a	n/a	n/a
Interest receivable	4,043	-	700	3,343	4,043

Financial liabilities
Deposits	$(1,272,675)	$(929,202)	$(338,291)	$-	$(1,267,493)
Securities sold under agreements to repurchase	(23,310)	-	(23,310)	-	(23,310)
Other borrowed funds	(5,000)	-	(4,955)	-	(4,955)
Subordinated debt	(5,376)	-	(5,439)	-	(5,439)
Interest payable	(393)	(7)	(386)	-	(393)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$255,242	$-	$255,242	$-
U. S. agency CMO’s	68,543	-	68,543	-
Total mortgage-backed securities of government sponsored agencies	323,785	-	323,785	-
U. S. government sponsored agency securities	24,170	-	24,170	-
Obligations of states and political subdivisions	14,327	-	14,327	-
Other securities	3,449	-	2,949	500
Total securities available for sale	$365,731	$-	$365,231	$500

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$196,590	$-	$196,590	$-
U. S. agency CMO’s	51,108	-	51,108	-
Total mortgage-backed securities of government sponsored agencies	247,698	-	247,698	-
U. S. government sponsored agency securities	19,134	-	19,134	-
Obligations of states and political subdivisions	11,634	-	11,634	-
Total securities available for sale	$278,466	$-	$278,466	$-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

Securities Available-for-sale
Year Ended December 31, 2018
Balance of recurring Level 3 assets at beginning of period	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	500
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at period-end	$500

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
	Dec 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$2,514	$-	$-	$2,514
Commercial real estate
Owner occupied	1,786	-	-	1,786
Non-owner occupied	2,514	-	-	2,514
Commercial and industrial	144	-	-	144
Construction and land	423	-	-	423
Total impaired loans	$7,381	$-	$-	$7,381

Other real estate owned:
Residential real estate	$984	$-	$-	$984
Multifamily real estate	10,307	-	-	10,307
Commercial real estate
Owner occupied	125	-	-	125
Non-owner occupied	200	-	-	200
Construction and land	150	-	-	150
Total OREO	$11,766	$-	$-	$11,766

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a recorded investment of $10,177 at December 31, 2018 with a valuation allowance of $2,796 resulting in a provision for loan losses of $1,731 for the year ended December 31, 2018.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $11,766, which is made up of the outstanding balance of $12,769, net of a valuation allowance of $1,003 at December 31, 2018, resulting in write downs of $519 during the year ended December 31, 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

	December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$2,514	sales comparison	adjustment for estimated realizable value	45.3%-45.3% (45.3%)
Commercial real estate
Owner occupied	1,786	sales comparison	adjustment for estimated realizable value	31.5%-50.6% (35.5%)
Non-owner occupied	2,514	income approach	adjustment for differences in net operating income expectations	16.1%-67.2% (54.1%)
Commercial and industrial	144	sales comparison	adjustment for estimated realizable value	0.0%-0.0% (0.0%)
Construction and land	423	sales comparison	adjustment for estimated realizable value	53.2%-83.6% (54.5%)
Total impaired loans	$7,381

Other real estate owned:
Residential real estate	$984	sales comparison	adjustment for estimated realizable value	19.2%-59.8% (21.9%)
Multifamily real estate	10,307	income approach	adjustment for differences in net operating income expectations	20.0%-20.0% (20.0%)
Commercial real estate
Owner occupied	125	sales comparison	adjustment for estimated realizable value	42.4%-42.4% (42.4%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	57.9%-57.9% (57.9%)
Construction and land	150	sales comparison	adjustment for estimated realizable value	50.3%-50.3% (50.3%)
Total OREO	$11,766

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $23,272 and $23,142 at December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2018	2017
Standby letters of credit	$4,424	$3,936

Commitments to extend credit
Fixed	$21,993	$22,100
Variable	118,328	83,429

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
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2018 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2019 the Banks could, without prior approval, declare dividends to the Company of approximately $8.4 million plus any 2019 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).   The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of December 31, 2018, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2018 are presented in the table below.
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes (1)		Action Provisions
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated (2)	$190,770	15.9%	$96,110	8%	$120,138	10%
Premier Bank, Inc.	141,302	15.4	73,320	8	91,650	10
Citizens Deposit Bank	42,284	14.8	22,852	8	28,565	10

Tier I Capital (to risk-weighted assets):
Consolidated (2)	$177,032	14.7%	$72,083	6%	$96,110	8%
Premier Bank, Inc.	130,428	14.2	54,990	6	73,320	8
Citizens Deposit Bank	39,420	13.8	17,139	6	22,852	8

Common Equity Tier I Capital (to risk-weighted assets):
Consolidated (2)	$171,032	14.2%	$54,062	4.5%	$78,090	6.5%
Premier Bank, Inc.	130,428	14.2	41,242	4.5	59,572	6.5
Citizens Deposit Bank	39,420	13.8	12,854	4.5	18,567	6.5

Tier I Capital (to average assets):
Consolidated (2)	$177,032	10.7%	$66,040	4%	$82,550	5%
Premier Bank, Inc.	130,428	10.8	48,368	4	60,460	5
Citizens Deposit Bank	39,420	9.0	17,571	4	21,964	5
(1) The ratios for capital adequacy purposes do not include the additional capital conservation buffer. (2) The consolidated company is not subject to Prompt Corrective Action Provisions.
Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer will be measured as a percentage of risk weighted assets and will be phased-in over a four year period from 2016 thru 2019, resulting in a required capital conservation buffer of 0.625% in 2016, 1.25% in 2017, and 1.875% in 2018.  When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk-weighted assets, Tier 1 Capital to risk-weighted assets, and Total Capital to risk-weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk-weighted assets ratio of at least 8.50% and a Total Capital to risk-weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 7.88% at December 31, 2018 and 7.56% at December 31, 2017, well in excess of the fully phased-in 2.50% required by January 1, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2017 are presented in the table below.
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

As of December 31, 2018 and 2017, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the tables above.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2018	2017
ASSETS
Cash	$8,759	$7,894
Investment in subsidiaries	215,888	186,059
Premises and equipment	271	284
Other assets	730	550

Total assets	$225,648	$194,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,013	$1,056
Other borrowed funds	2,500	5,000
Subordinated debt	5,406	5,376
Total liabilities	8,919	11,432

Stockholders’ equity
Common stock	133,248	110,445
Retained earnings	87,333	74,983
Accumulated other comprehensive income (loss)	(3,852)	(2,073)
Total stockholders’ equity	216,729	183,355

Total liabilities and stockholders’ equity	$225,648	$194,787

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2018	2017	2016
Income
Dividends from subsidiaries	$18,740	$12,565	$10,840
Interest and dividend income	7	12	9
Other income	2,163	2,126	1,766
Total income	20,910	14,703	12,615

Expenses
Interest expense on other borrowings	156	285	401
Interest expense on subordinated debt	352	295	256
Salaries and employee benefits	3,252	3,399	2,744
Occupancy and equipment expenses	394	299	302
Professional fees	689	303	307
Other expenses	659	387	661
Total expenses	5,502	4,968	4,671

Income before income taxes and equity in undistributed income of subsidiaries	15,408	9,735	7,944

Income tax (benefit)	(723)	(1,012)	(988)

Income before equity in undistributed income of subsidiaries	16,131	10,747	8,932
Equity in undistributed income of subsidiaries	4,037	4,072	3,242
Net income	$20,168	$14,819	$12,174

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2018	2017	2016
Cash flows from operating activities
Net income	$20,168	$14,819	$12,174
Adjustments to reconcile net income to net cash from operating activities
Depreciation	93	89	94
Amortization	30	33	35
Stock compensation expense	252	217	178
Equity in undistributed earnings of subsidiaries	(4,037)	(4,072)	(3,242)
Change in other assets	(181)	(123)	(174)
Change in other liabilities	(43)	243	(58)
Net cash from operating activities	16,282	11,206	9,007

Cash flows from investing activities
Investments in nonbank subsidiaries	-	(250)	-
Acquisition of subsidiary, net of cash received	(5,212)	-	25
Purchases of fixed assets, net of proceeds from asset sales	(80)	(80)	(159)
Net cash from investing activities	(5,292)	(330)	(134)

Cash flows from financing activities
Cash dividends paid to shareholders	(7,805)	(6,398)	(5,933)
Cash in lieu of fractional shares	(13)	-	(16)
Proceeds from stock option exercises	193	317	751
Payments on other borrowed funds	(2,500)	(3,600)	(2,400)
Net cash from financing activities	(10,125)	(9,681)	(7,598)

Net change in cash and cash equivalents	865	1,195	1,275

Cash and cash equivalents at beginning of year	7,894	6,699	5,424
Cash and cash equivalents at end of year	$8,759	$7,894	$6,699

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
2018
First Quarter	$15,799	$14,635	$5,133	$0.38	$0.38
Second Quarter	15,753	14,419	4,375	0.33	0.32
Third Quarter	16,001	14,509	5,021	0.38	0.37
Fourth Quarter	18,268	16,191	5,639	0.39	0.39

2017
First Quarter	$15,109	$13,996	$3,664	$0.28	$0.27
Second Quarter	16,373	15,262	3,919	0.29	0.29
Third Quarter	15,134	14,031	3,467	0.26	0.26
Fourth Quarter	15,374	14,199	3,769	0.28	0.28

In 2018, interest income increased steadily largely due to increases in investments securities purchased.  Interest income in the first quarter of 2018 included approximately $533 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter.  The changes in interest income resulted in similar changes in net interest income in 2018.  However, interest expense increased steadily in each quarter largely  due to higher rates paid on deposits.  Also contributing to an overall increase in interest income and net interest income in the fourth quarter of 2018, when compared to the quarterly income amounts in 2017, was the acquisition of the First Bank on October 12, 2018.  The interest income from the loans and investments and interest expense on deposits and borrowings of First Bank are included in the quarterly financial results beginning in the fourth quarter of 2018.  Earnings per share amounts were consistent with the changes in net income as average shares outstanding increased only slightly during the first three quarters of 2018.  The fourth quarter earnings per share was impacted by the additional shares added from the acquisition of First Bank.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

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
December 31, 2018

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
December 31, 2018

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Exhibit Number	Description of Document
2.8
Definitive Merger Agreement between Premier Financial Bancorp, Inc. and First Bank of Charleston, Inc. dated April 18, 2018, filed as Exhibit 2.1 to Form 8-K filed on April 20, 2018 is incorporated herein by reference.

2.9
First Amendment to Agreement of Merger between Premier Financial Bancorp, Inc. and First Bank of Charleston, Inc. dated June 29, 2018, filed as Exhibit 2.2 to Form 8-K filed on July 3, 2018 is incorporated herein by reference.

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

3.1(f)
Articles of Amendment to Articles of Incorporation effective June 4, 2018 authorizing a 5 for 4 “Stock Split” of Common Shares (included as Exhibit 3.1 to Form 8-K filed on May 23, 2018) is incorporated herein by reference.

3.1(g)
Articles of Amendment to Articles of Incorporation effective September 6, 2018 re: increase in authorized common shares to 30,000,000 (included as Exhibit 3.1 to Form 8-K filed on September 7, 2018) is incorporated herein by reference.

3.1(h)
Articles of Incorporation of registrant (reflecting amendments through September 6, 2018) [For SEC reporting compliance purposes only – not filed with Kentucky Secretary of State], filed as Exhibit 3.1 to Form 10-Q filed on November 8, 2018 is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Exhibit Number	Description of Document
3.2	Bylaws of registrant, as amended through September 23, 2009 (filed as Exhibit 3.1(ii)) to Form 8-K filed September 23, 2009 is incorporated herein by reference.
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Exhibit Number	Description of Document
10.10	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.11	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.12
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.13	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.14	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Exhibit Number	Description of Document
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

10.27
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2018 filed as Exhibit 10.4 to form 8-K filed September 24, 2018, is incorporated herein by reference.

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
December 31, 2018

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 18, 2019

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 18, 2019
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 18, 2019
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 12, 2019
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 08, 2019
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 08, 2019
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 12, 2019
Philip E. Cline

/s/ Keith F. Molihan	Director	March 12, 2019
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 12, 2019
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 11, 2019
Neal Scaggs

/s/ Thomas W. Wright	Director	March 11, 2019
Thomas W. Wright