Form 10-Q
period 2019-03-31
PREMIER FINANCIAL BANCORP INC
filed 2019-05-09
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes☐     No ☑.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PFBI	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, – 14,636,402 shares outstanding at April 29, 2019

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2018 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$24,542	$22,992
Interest bearing bank balances	52,857	39,911
Federal funds sold	24,722	17,872
Cash and cash equivalents	102,121	80,775
Time deposits with other banks	1,094	1,094
Securities available for sale	369,082	365,731
Loans	1,155,874	1,149,301
Allowance for loan losses	(13,479)	(13,738)
Net loans	1,142,395	1,135,563
Federal Home Loan Bank stock, at cost	3,568	3,628
Premises and equipment, net	36,745	29,385
Real estate acquired through foreclosure	14,378	14,024
Interest receivable	4,638	4,295
Goodwill	47,640	47,640
Other intangible assets	5,040	5,268
Other assets	1,764	2,712
Total assets	$1,728,465	$1,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$394,130	$391,763
Time deposits, $250,000 and over	90,490	74,161
Other interest bearing	969,199	964,203
Total deposits	1,453,819	1,430,127
Securities sold under agreements to repurchase	22,025	22,062
Other borrowed funds	1,450	2,500
FHLB advances	7,335	8,819
Subordinated debt	5,413	5,406
Interest payable	860	733
Other liabilities	12,336	3,739
Total liabilities	1,503,238	1,473,386

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,628,902 shares issued and outstanding at March 31, 2019, and 14,624,193 shares issued and outstanding at December 31, 2018	133,338	133,248
Retained earnings	91,314	87,333
Accumulated other comprehensive income (loss)	575	(3,852)
Total stockholders' equity	225,227	216,729
Total liabilities and stockholders' equity	$1,728,465	$1,690,115

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2019	2018
Interest income
Loans, including fees	$16,289	$14,034
Securities available for sale
Taxable	2,338	1,408
Tax-exempt	92	59
Federal funds sold and other	345	298
Total interest income	19,064	15,799

Interest expense
Deposits	2,050	1,031
Repurchase agreements and other	9	8
Other borrowings	21	47
FHLB advances	55	-
Subordinated debt	94	78
Total interest expense	2,229	1,164

Net interest income	16,835	14,635
Provision for loan losses	560	1,115
Net interest income after provision for loan losses	16,275	13,520

Non-interest income
Service charges on deposit accounts	1,094	1,094
Electronic banking income	822	817
Secondary market mortgage income	24	32
Other	236	123
	2,176	2,066
Non-interest expenses
Salaries and employee benefits	5,199	4,778
Occupancy and equipment expenses	1,664	1,610
Outside data processing	1,384	1,249
Professional fees	365	336
Taxes, other than payroll, property and income	238	240
Write-downs, expenses, sales of other real estate owned, net	249	(886)
Amortization of intangibles	227	195
FDIC insurance	124	148
Other expenses	1,143	1,319
	10,593	8,989
Income before income taxes	7,858	6,597
Provision for income taxes	1,682	1,464

Net income	$6,176	$5,133

Net income per share:
Basic	$0.42	$0.38
Diluted	0.42	0.38

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2019	2018
Net income	$6,176	$5,133

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	5,604	(3,862)
Reclassification of realized amount	-	-
Net change in unrealized gain (loss) on securities	5,604	(3,862)
Less tax impact	(1,177)	811
Other comprehensive income (loss)	4,427	(3,051)

Comprehensive income	$10,603	$2,082

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	5,133	-	5,133
Other comprehensive income	-	-	(3,051)	(3,051)
Cash dividends paid ($0.12 per share)	-	(1,601)	-	(1,601)
Stock options exercised	13	-	-	13
Stock based compensation expense	27	-	-	27
Balances, March 31, 2018	$110,485	$78,515	$(5,124)	$183,876

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	6,176	-	6,176
Other comprehensive income	-	-	4,427	4,427
Cash dividends paid ($0.15 per share)	-	(2,195)	-	(2,195)
Stock options exercised	51	-	-	51
Stock based compensation expense	39	-	-	39
Balances, March 31, 2019	$133,338	$91,314	$575	$225,227

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS)

	2019	2018
Cash flows from operating activities
Net income	$6,176	$5,133
Adjustments to reconcile net income to net cash from operating activities
Depreciation	467	433
Provision for loan losses	560	1,115
Amortization (accretion), net	(47)	386
Writedowns (gains on the sale) of other real estate owned, net	(15)	(1,080)
Stock compensation expense	39	27
Changes in:
Interest receivable	(343)	342
Other assets	(228)	1,137
Interest payable	127	14
Other liabilities	1,131	(495)
Net cash from operating activities	7,867	7,012

Cash flows from investing activities
Net change on time deposits with other banks	-	-
Purchases of securities available for sale	(13,854)	(15,527)
Proceeds from maturities and calls of securities available for sale	15,869	13,717
Redemption of FHLB stock	60	-
Net change in loans	(7,555)	19,838
Purchases of premises and equipment, net	(361)	(346)
Proceeds from sales of other real estate acquired through foreclosure	414	7,145
Net cash from (used in) investing activities	(5,427)	24,827

Cash flows from financing activities
Net change in deposits	23,637	30,514
Net change in agreements to repurchase securities	(37)	(2,517)
Repayment of other borrowed funds	(1,050)	(750)
Repayment of FHLB advances	(1,500)	-
Proceeds from stock option exercises	51	13
Common stock dividends paid	(2,195)	(1,601)
Net cash from financing activities	18,906	25,659

Net change in cash and cash equivalents	21,346	57,498

Cash and cash equivalents at beginning of period	80,775	82,663

Cash and cash equivalents at end of period	$102,121	$140,161

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,102	$1,150
Loans transferred to real estate acquired through foreclosure	753	284
Securities purchased not yet settled	-	5,059
Operating right-of-use asset resulting from lease liability	7,453	-

See accompanying notes.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2018
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$459,409	$1,379
Premier Bank, Inc.	Huntington, West Virginia	1998	1,261,402	5,374
Parent and Intercompany Eliminations			7,654	(577)
Consolidated Total			$1,728,465	$6,176

All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations that are lessees to recognize a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified property for the lease term.  The new guidance also requires lessees to disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU became effective for Premier for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  The Company adopted Topic 842 on January 1, 2019.  The Company applied a modified retrospective transition approach for the applicable leases. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for it as a lease.  Upon adoption of this standard, the Company recorded a $7.6 million right of use asset, included in premises and equipment, determined by calculating an estimated present value of future lease payments over the extended lives of the Company’s leases.  The Company also recorded a $7.6 million finance lease liability, included in other liabilities.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019.  Although early adoption is permitted the Company did not elect early adoption.  The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.  However, due to the complexity of the calculation and evolving guidance on adoption management has not yet determined the one-time adjustment.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$257,523	$1,635	$(1,719)	$257,439
U. S. sponsored agency CMO’s - residential	71,470	552	(386)	71,636
Total mortgage-backed securities of government sponsored agencies	328,993	2,187	(2,105)	329,075
U. S. government sponsored agency securities	22,328	379	(89)	22,618
Obligations of states and political subdivisions	13,581	296	(10)	13,867
Other securities	3,452	70	-	3,522
Total available for sale	$368,354	$2,932	$(2,204)	$369,082

Amortized cost and fair value of investment securities, by category, at December 31, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,575	$513	$(4,846)	$255,242
U. S. sponsored agency CMO’s - residential	69,231	94	(782)	68,543
Total mortgage-backed securities of government sponsored agencies	328,806	607	(5,628)	323,785
U. S. government sponsored agency securities	24,154	196	(180)	24,170
Obligations of states and political subdivisions	14,194	176	(43)	14,327
Other securities	3,453	6	(10)	3,449
Total available for sale	$370,607	$985	$(5,861)	$365,731

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$6,795	$6,762
Due after one year through five years	19,152	19,352
Due after five years through ten years	8,490	8,751
Due after ten years	4,424	4,642
Corporate preferred securities	500	500
Mortgage-backed securities of government sponsored agencies	328,993	329,075
Total available for sale	$368,354	$369,082

There were no sales of securities during the first three months of 2019 and 2018.

Securities with unrealized losses at March 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$-	$-	$10,288	$(89)	$10,288	$(89)
U.S government sponsored agency MBS – residential	10,718	(35)	145,531	(1,684)	156,249	(1,719)
U.S government sponsored agency CMO – residential	-	-	18,953	(386)	18,953	(386)
Obligations of states and political subdivisions	-	-	1,847	(10)	1,847	(10)
Total temporarily impaired	$10,718	$(35)	$176,619	$(2,169)	$187,337	$(2,204)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued

Securities with unrealized losses at December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2019 and December 31, 2018 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2019 and December 31, 2018 are summarized as follows:

	2019	2018
Residential real estate	$375,905	$381,027
Multifamily real estate	52,929	54,016
Commercial real estate:
Owner occupied	138,366	138,209
Non-owner occupied	291,124	282,608
Commercial and industrial	106,383	103,624
Consumer	26,004	27,688
Construction and land	131,680	128,926
All other	33,483	33,203
	$1,155,874	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 was as follows:

Loan Class	Balance Dec 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2019

Residential real estate	$1,808	$42	$(32)	$5	$1,823
Multifamily real estate	1,649	(61)	-	2	1,590
Commercial real estate:
Owner occupied	2,120	236	(533)	1	1,824
Non-owner occupied	3,058	400	(57)	-	3,401
Commercial and industrial	1,897	(97)	(110)	31	1,721
Consumer	351	110	(107)	11	365
Construction and land	2,255	(93)	(13)	-	2,149
All other	600	23	(51)	34	606
Total	$13,738	$560	$(903)	$84	$13,479

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2018

Residential real estate	$2,986	$(691)	$(49)	$16	$2,262
Multifamily real estate	978	(320)	(11)	-	647
Commercial real estate:
Owner occupied	1,653	164	(2)	1	1,816
Non-owner occupied	2,313	(110)	(16)	-	2,187
Commercial and industrial	1,101	813	(267)	4	1,651
Consumer	328	49	(33)	25	369
Construction and land	2,408	913	(19)	-	3,302
All other	337	297	(67)	39	606
Total	$12,104	$1,115	$(464)	$85	$12,840

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2019 and December 31, 2018.

	2019	2018
Residential real estate	$2,655	$2,665
Commercial real estate
Owner occupied	1,979	2,040
Non-owner occupied	3,142	3,434
Commercial and industrial	358	1,720
Construction and land	629	1,212
All other	229	225
Total carrying amount	$8,992	$11,296
Contractual principal balance	$12,859	$15,436

Carrying amount, net of allowance	$8,992	$11,296

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three-months ended March 31, 2019 and March 31, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2019 and March 31, 2018.

	2019	2018
Balance at January 1	$642	$754
New loans purchased	-	-
Accretion of income	(53)	(69)
Loans placed on non-accrual	(14)	(41)
Income recognized upon full repayment	(42)	-
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at March 31	$533	$644

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,568	$3,311	$692
Multifamily real estate	4,127	3,849	-
Commercial real estate
Owner occupied	4,332	4,050	118
Non-owner occupied	5,890	4,726	362
Commercial and industrial	1,128	524	24
Consumer	225	187	-
Construction and land	1,346	1,345	13
All other	75	73	-
Total	$21,691	$18,065	$1,209

December 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,966	$3,708	$954
Multifamily real estate	4,127	3,905	-
Commercial real estate
Owner occupied	3,692	3,436	56
Non-owner occupied	5,761	4,592	76
Commercial and industrial	1,303	625	-
Consumer	292	253	-
Construction and land	857	856	-
All other	75	73	-
Total	$21,073	$17,448	$1,086

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of        March 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$375,905	$7,503	$1,719	$9,222	$366,683
Multifamily real estate	52,929	-	111	111	52,818
Commercial real estate:
Owner occupied	138,366	1,609	1,747	3,356	135,010
Non-owner occupied	291,124	461	3,674	4,135	286,989
Commercial and industrial	106,383	142	361	503	105,880
Consumer	26,004	149	52	201	25,803
Construction and land	131,680	288	833	1,121	130,559
All other	33,483	2	73	75	33,408
Total	$1,155,874	$10,154	$8,570	$18,724	$1,137,150

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,027	$7,078	$2,594	$9,672	$371,355
Multifamily real estate	54,016	-	110	110	53,906
Commercial real estate:
Owner occupied	138,209	124	2,601	2,725	135,484
Non-owner occupied	282,608	172	3,301	3,473	279,135
Commercial and industrial	103,624	2,235	262	2,497	101,127
Consumer	27,688	247	112	359	27,329
Construction and land	128,926	388	810	1,198	127,728
All other	33,203	546	73	619	32,584
Total	$1,149,301	$10,790	$9,863	$20,653	$1,128,648

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,823	$-	$1,823	$68	$373,182	$2,655	$375,905
Multifamily real estate	1,231	359	-	1,590	3,849	49,080	-	52,929
Commercial real estate:
Owner occupied	140	1,684	-	1,824	3,274	133,113	1,979	138,366
Non-owner occupied	299	3,102	-	3,401	10,174	277,808	3,142	291,124
Commercial and industrial	203	1,518	-	1,721	440	105,585	358	106,383
Consumer	-	365	-	365	-	26,004	-	26,004
Construction and land	106	2,043		2,149	1,332	129,719	629	131,680
All other	-	606	-	606	-	33,254	229	33,483
Total	$1,979	$11,500	$-	$13,479	$19,137	$1,127,745	$8,992	$1,155,874

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018:
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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2019.  The table includes $1,531,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$442	$230	$-
Multifamily real estate	110	110	-
Commercial real estate
Owner occupied	2,916	2,639	-
Non-owner occupied	8,552	7,830	-
Commercial and industrial	552	42	-
Construction and Land	821	821	-
	13,393	11,672	-
With an allowance recorded:
Multifamily real estate	4,017	3,739	1,231
Commercial real estate
Owner occupied	1,548	1,540	140
Non-owner occupied	2,886	2,808	299
Commercial and industrial	403	398	203
Construction and land	511	511	106
	9,365	8,996	1,979
Total	$22,758	$20,668	$1,979

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The table includes $1,160,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2019 and March 31, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2019			Three months ended March 31, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$264	$-	$-	$303	$-	$-
Multifamily real estate	3,877	-	-	2,444	9	-
Commercial real estate:
Owner occupied	3,874	3	3	3,284	25	25
Non-owner occupied	10,580	94	91	10,521	136	136
Commercial and industrial	500	1	1	1,448	8	8
Construction and land	1,341	8	8	4,799	-	-
All other	-	-	-	291	4	4
Total	$20,436	$106	$103	$23,090	$182	$173

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

The following table presents TDR’s as of March 31, 2019 and December 31, 2018:

March 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$126	$93	$219
Multifamily real estate	3,739	-	3,739
Commercial real estate
Owner occupied	1,540	218	1,758
Non-owner occupied	-	5,946	5,946
Commercial and industrial	191	-	191
Total	$5,596	$6,257	$11,853

December 31, 2018	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$347	$97	$444
Multifamily real estate	3,795	-	3,795
Commercial real estate
Owner occupied	1,647	222	1,869
Non-owner occupied	-	5,964	5,964
Commercial and industrial	191	-	191
Total	$5,980	$6,283	$12,263

At March 31, 2019, $1,477,000 in specific reserves was allocated to loans that had restructured terms resulting in a negative provision for loan losses of $65,000 for the three months ended March 31, 2019, compared to $379,000 in provision for loan losses on restructured loans during the three months ended March 31, 2018.  At December 31, 2018, $1,630,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

There were no TDR’s that occurred during the three months ended March 31, 2019 or the three months ended March 31, 2018.

During the three months ended March 31, 2019 and the three months ended March 31, 2018, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

As of March 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$364,956	$1,624	$9,163	$162	$375,905
Multifamily real estate	44,251	4,829	3,849	-	52,929
Commercial real estate:
Owner occupied	126,681	4,391	7,294	-	138,366
Non-owner occupied	274,620	3,567	12,937	-	291,124
Commercial and industrial	102,187	3,111	1,085	-	106,383
Consumer	25,693	37	274	-	26,004
Construction and land	114,764	14,996	1,920	-	131,680
All other	33,163	247	73	-	33,483
Total	$1,086,315	$32,802	$36,595	$162	$1,155,874

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,808	$1,376	$9,681	$162	$381,027
Multifamily real estate	45,187	4,924	3,905	-	54,016
Commercial real estate:
Owner occupied	126,422	4,840	6,947	-	138,209
Non-owner occupied	262,149	7,647	12,812	-	282,608
Commercial and industrial	96,066	5,280	2,278	-	103,624
Consumer	27,344	31	313	-	27,688
Construction and land	107,196	19,728	2,002		128,926
All other	32,749	381	73	-	33,203
Total	$1,066,921	$44,207	$38,011	$162	$1,149,301

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of March 31, 2019, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	Mar 31, 2019	December 31, 2018	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	14.4%	14.2%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	14.9%	14.7%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	16.0%	15.9%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	11.0%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 8.01% at March 31, 2019 and 7.88% at December 31, 2018, well in excess of the fully phased-in 2.50% required by January 1, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases of the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of March 31, 2019, the weighted average remaining lease term for operating leases was 10.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

Total lease expense for the three months ended March 31, 2019, which is included in net occupancy and equipment expense, was $312,000, consisting of $28,000 short-term lease expense and $284,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2019	$750
2020	987
2021	995
2022	995
2023	799
2024 and thereafter	4,172
Total undiscounted cash flows	8,698
Discounted cash flows	(1,245)
Total lease liability	$7,453

NOTE  6 - STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On March 20, 2019, 72,075 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $15.57, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2022.  On March 21, 2018, 67,875 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $15.12, the closing market price of Premier’s common stock on the grant date adjusted for the 5 for 4 stock split issued by the Company on June 8, 2018.  These options vest in three equal annual installments ending on March 21, 2021.

Compensation expense of $39,000 was recorded for the first three months of 2019 while $27,000 was recorded for the first three months of 2018.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $267,000 at March 31, 2019. This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019	2018
Basic earnings per share
Income available to common stockholders	$6,176	$5,133
Weighted average common shares outstanding	14,626,234	13,346,375
Earnings per share	$0.42	$0.38

Diluted earnings per share
Income available to common stockholders	$6,176	$5,133
Weighted average common shares outstanding	14,626,234	13,346,375
Add dilutive effects of potential additional common stock	72,865	77,825
Weighted average common and dilutive potential common shares outstanding	14,699,099	13,424,200
Earnings per share assuming dilution	$0.42	$0.38

Stock options for 72,075 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2019 because they were antidilutive.  Stock options for 132,563 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2018 because they were antidilutive.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE

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

Carrying amount is the estimated fair value for cash and due from banks, Federal funds sold, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  Fair values of time deposits with other banks are based on current rates for similar time deposits using the remaining time to maturity.  It was not practicable to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on its transferability.  For deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair values for loans is measured at the exit price notion by using the discounted cash flow or collateral value but also incorporates additional factors such as using economic factors, credit risk, and market rates and conditions.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing. The fair value of commitments to extend credit and standby letters of credit is not material.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 were as follows:

		Fair Value Measurements at March 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$77,399	$77,399	$-	$-	$77,399
Time deposits with other banks	1,094	-	1,089	-	1,089
Federal funds sold	24,722	24,722	-	-	24,722
Securities available for sale	369,082	-	368,582	500	369,082
Loans, net	1,142,395	-	-	1,127,961	1,127,961
Federal Home Loan Bank stock	3,568	n/a	n/a	n/a	n/a
Interest receivable	4,638	-	1,100	3,538	4,638

Financial liabilities
Deposits	$(1,453,819)	$(1,047,126)	$(403,128)	$-	$(1,450,254)
Securities sold under agreements to repurchase	(22,025)	-	(22,025)	-	(22,025)
FHLB advance	(7,335)	-	(7,308)	-	(7,308)
Other borrowed funds	(1,450)	-	(1,444)	-	(1,444)
Subordinated debt	(5,413)	-	(5,484)	-	(5,484)
Interest payable	(860)	(23)	(837)	-	(860)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$62,903	$62,903	$-	$-	$62,903
Time deposits with other banks	1,094	-	1,085	-	1,085
Federal funds sold	17,872	17,872	-	-	17,872
Securities available for sale	365,731	-	365,231	500	365,731
Loans, net	1,135,563	-	-	1,121,517	1,121,517
Federal Home Loan Bank stock	3,628	n/a	n/a	n/a	n/a
Interest receivable	4,295	-	1,032	3,263	4,295

Financial liabilities
Deposits	$(1,430,127)	$(1,039,430)	$(384,496)	$-	$(1,423,926)
Securities sold under agreements to repurchase	(22,062)	-	(22,062)	-	(22,062)
FHLB advance	(8,819)	-	(8,688)	-	(8,688)
Other borrowed funds	(2,500)	-	(2,478)	-	(2,478)
Subordinated debt	(5,406)	-	(5,509)	-	(5,509)
Interest payable	(733)	(22)	(711)	-	(733)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$257,439	$-	$257,439	$-
U. S. agency CMO’s - residential	71,636	-	71,636	-
Total mortgage-backed securities of government sponsored agencies	329,075	-	329,075	-
U. S. government sponsored agency securities	22,618	-	22,618	-
Obligations of states and political subdivisions	13,867	-	13,867	-
Other securities	3,522	-	3,022	500
Total securities available for sale	$369,082	$-	$368,582	$500

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$255,242	$-	$255,242	$-
U. S. agency CMO’s	68,543	-	68,543	-
Total mortgage-backed securities of government sponsored agencies	323,785	-	323,785	-
U. S. government sponsored agency securities	24,170	-	24,170	-
Obligations of states and political subdivisions	14,327	-	14,327	-
Other securities	3,449	-	2,949	500
Total securities available for sale	$365,731	$-	$365,231	$500

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Securities Available-for-sale
Three Months Ended March 31, 2019
Balance of recurring Level 3 assets at beginning of period	$500
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at period-end	$500

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

NOTE  8 - FAIR VALUE - continued

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2019 are summarized below:

		Fair Value Measurements at March 31, 2019 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$2,508	$-	$-	$2,508
Commercial real estate
Owner occupied	1,400	-	-	1,400
Non-owner occupied	2,510	-	-	2,510
Commercial and industrial	194	-	-	194
Construction and land	405	-	-	405
Total impaired loans	$7,017	$-	$-	$7,017

Other real estate owned:
Residential real estate	$925	$-	$-	$925
Multifamily real estate	10,307	-	-	10,307
Commercial real estate
Non-owner occupied	200	-	-	200
Construction and land	150	-	-	150
Total OREO	$11,582	$-	$-	$11,582

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,996,000 at March 31, 2019 with a valuation allowance of $1,979,000 and a carrying amount of $10,177,000 at December 31, 2018 with a valuation allowance of $2,796,000 resulting in a negative provision for loan losses of $189,000 for the three months ended March 31, 2019, compared to a $707,000 provision for loan losses for the three months ended March 31, 2018.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $11,582,000 which is made up of the outstanding balance of $12,423,000 net of a valuation allowance of $841,000 at March 31, 2019.  There were no write downs during the three months ended March 31, 2019 and March 31, 2018.  At December 31, 2018, other real estate owned had a net carrying amount of $11,766,000, made up of the outstanding balance of $12,769,000, net of a valuation allowance of $1,003,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2019 are summarized below:

	March 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$2,508	sales comparison	adjustment for estimated realizable value	45.4%-45.4% (45.4%)
Commercial real estate
Owner occupied	1,400	sales comparison	adjustment for estimated realizable value	31.5%-31.5% (31.5%)
Non-owner occupied	2,510	income approach	adjustment for differences in net operating income expectations	16.1%-67.4% (54.2%)
Commercial and industrial	194	sales comparison	adjustment for estimated realizable value	0.0%-0.0% (0.0%)
Construction and land	405	sales comparison	adjustment for estimated realizable value	53.2%-53.2% (53.2%)
Total impaired loans	$7,017

Other real estate owned:
Residential real estate	$925	sales comparison	adjustment for estimated realizable value	21.0%-59.8% (22.0%)
Multifamily real estate	10,307	income approach	adjustment for differences in net operating income expectations	20.0%-20.0% (20.0%)
Commercial real estate
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	57.9%-57.9% (57.9%)
Construction and land	150	sales comparison	adjustment for estimated realizable value	50.3%-50.3% (50.3%)
Total OREO	$11,582

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

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

NOTE  8 - FAIR VALUE - continued

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
MARCH 31, 2019

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

Net income for the three months ended March 31, 2019 was $6,176,000, or $0.42 per diluted share, compared to net income of $5,133,000, or $0.38 per diluted share for the three months ended March 31, 2018.  The increase in income in the first three months of 2019 is largely due to an increase in interest income on loans, an increase in non-interest income, and a decrease in provision for loan losses, all of which more than offset increases in interest expense and non-interest expense.  The comparative increases in interest income and expense as well as non-interest income and expense is, in large part, attributable to the operations of the newly acquired First Bank of Charleston, which were not included in the first quarter 2018 income statement results.  The provision for loan losses was $560,000 during the first three months of 2019, which compares to $1,115,000 of provision expense recorded during the first three months of 2018.  The increase in non-interest expense was partially due an increase in OREO expense resulting from $1,080,000 of net gains on the sale of OREO properties in the first three months of 2018.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first quarter of 2018.  The annualized returns on average common shareholders’ equity and average assets were approximately 11.14% and 1.46% for the three months ended March 31, 2019 compared to 11.08% and 1.37% for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

Net interest income for the quarter ended March 31, 2019 totaled $16.835 million, up $2,200,000, or 15.0%, from the $14.635 million of net interest income earned in the first quarter of 2018.  Interest income in 2019 increased by $3,265,000, a 20.7% increase, largely due to a $2,255,000, or 16.1%, increase in interest income on loans.  Interest income on loans in the first quarter of 2019 included approximately $719,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to approximately $533,000 of interest income of this kind recognized during the first quarter of 2018.  Otherwise, interest income on loans increased by $2,069,000, or 15.3%, in the first quarter of 2019, largely due to a higher average balance of loans outstanding with a higher average yield during the quarter when compared to the first quarter of 2018.  Interest income on investment securities in the first quarter of 2019 increased by $963,000, or 65.6%, largely due to a higher average balance of investments outstanding with higher average yields when compared to the first quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $47,000, or 15.8%, largely due to an increase in the yield on these balances in 2019 resulting from increases in the short-term interest rate policy of the Federal Reserve Board of Governors on a lower average balance outstanding during the first quarter of 2019.
Partially offsetting some of the increase in interest income in the first quarter of 2019 was a $1,065,000, or 91.5%, increase in interest expense.  Interest expense on deposits increased by $1,019,000, or 98.8%, in the first quarter of 2019, largely due to a higher average of interest-bearing deposit balances outstanding in 2019 as well as overall higher rates paid on these deposits. Average interest-bearing deposit balances were up $99.5 million, or 10.5%, in the first quarter of 2019 compared to the first quarter of 2018, largely due to the acquisition of First Bank of Charleston in the fourth quarter of 2018, and the average interest rates paid on interest-bearing deposits increased by 36 basis points from 0.44% in the first quarter of 2018 to 0.80% in the first quarter of 2019.  Adding to the interest expense increase in 2019, was $55,000 of interest expense on the remaining Federal Home Loan Bank borrowings of First Bank of Charleston assumed by Premier as part of the acquisition, while there was no such interest in the first quarter of 2018. Partially offsetting the increase in interest expense from FHLB borrowings, interest expense on other borrowings in the first quarter of 2019 decreased by $26,000, or 55.3%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on long-term borrowings at the parent company.  Also adding to the overall increase in interest expense during the first quarter of 2019 was a $16,000, or 20.5%, increase in interest expense on Premier’s subordinated debt due to an increase in the variable interest rate paid in 2019.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which has increased over the past twelve months in conjunction with increases in short-term interest rate policy by the Federal Reserve Board of Governors.
Premier’s net interest margin during the first three months of 2019 was 4.35% compared to 4.29% for the same period in 2018.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first three months of 2019 would have been 4.17% compared to 4.13% for the same period in 2018.  As shown in the table below, Premier’s yield earned on federal funds sold and interest-bearing bank balances increased to 2.74% in the first three months of 2019, from the 1.93% earned in the first quarter of 2018.  The average yield earned on securities available for sale increased to 2.68% in the first three months of 2019, from the 2.15% earned in the first quarter of 2018.  Similarly, the average yield earned on total loans outstanding increased to 5.73% from the 5.45% average yield earned in the first three months of 2018.  Earning asset yields have increased generally in response to increases in short-term interest rate policy as new loans have been made with higher interest rates and new investment purchases have been at higher market yields.  Similar to the increase in earning asset yields, the average rate paid on interest bearing liabilities increased in the first three months of 2019.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

The average rates paid on interest-bearing deposits increased from 0.44% in the first three months to 2018 to 0.80% during the first three months of 2019, largely due to higher rates paid on certificates of deposit.  The average rate paid on short-term borrowings and other borrowings increased slightly although on lower average balances outstanding.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures increased from 5.88% in the first three months of 2018 to 7.05% in the first three months of 2019 due to increases in short-term interest rate policy.  These increases in average rates paid, plus the average interest rate on the FHLB borrowings assumed in the acquisition of First Bank of Charleston, resulted in an increase in the average rate paid on total interest-bearing liabilities to 0.84% in the first three months of 2019 compared to 0.48% in the first three months of 2018.  The overall effect was to decrease Premier’s net interest spread by 7 basis points to 4.08%.  However, due to the $48.9 million, or 14.9%, increase in non-interest bearing deposits, Premier’s net interest margin did not decrease but increased by 6 basis points to 4.35% in the first three months of 2019 when compared to the first three months of 2018.

Additional information on Premier’s net interest income for the first quarter of 2019 and first quarter of 2018 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$51,145	$345	2.74%	$62,579	$298	1.93%
Securities available for sale
Taxable	352,106	2,338	2.66	265,697	1,408	2.12
Tax-exempt	13,569	92	3.43	10,186	59	2.93
Total investment securities	365,675	2,430	2.68	275,883	1,467	2.15
Total loans	1,153,448	16,288	5.73	1,045,044	14,034	5.45
Total interest-earning assets	1,570,268	19,063	4.92%	1,383,506	15,799	4.63%
Allowance for loan losses	(13,817)			(12,309)
Cash and due from banks	24,078			33,797
Other assets	110,478			88,743
Total assets	$1,691,007			$1,493,737

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,042,947	2,050	0.80	$943,475	1,031	0.44
Short-term borrowings	22,171	9	0.16	22,551	8	0.14
FHLB Advances	7,675	55	2.91	-	-
Other borrowings	1,991	21	4.28	4,620	47	4.13
Subordinated debt	5,408	94	7.05	5,379	78	5.88
Total interest-bearing liabilities	1,080,192	2,229	0.84%	976,025	1,164	0.48%
Non-interest bearing deposits	377,442			328,527
Other liabilities	11,690			3,802
Stockholders’ equity	221,683			185,383
Total liabilities and equity	$1,691,007			$1,493,737

Net interest earnings		$16,834			$14,635
Net interest spread			4.08%			4.15%
Net interest margin			4.35%			4.29%

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

Non-interest income increased by $110,000, or 5.3%, to $2,176,000 for the first three months of 2019 compared to the same three months of 2018, largely due to an $119,000 increase in income from Premier’s partial ownership in a start-up insurance agency, included in other non-interest income.  In the first quarter of 2018, Premier incurred $50,000 of proportional start-up costs from the insurance agency, compared to $69,000 of proportional income from the agency in the first quarter of 2019.  Otherwise, non-interest income decreased by $9,000 in the first quarter of 2019 compared to the same quarter of 2018.   Service charges on deposit accounts remained unchanged in the first quarter of 2019 while electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $5,000, or 0.6%.  These increases were partially offset by an $8,000 decrease in secondary market mortgage income and a $6,000 decrease in other non-interest income.

Non-interest expenses for the first quarter of 2019 totaled $10,593,000, or 2.54% of average assets on an annualized basis, compared to $8,989,000, or 2.44% of average assets for the same period of 2018.  The $1,604,000 increase in non-interest expenses in 2019 when compared to the first quarter of 2018 is due in part to the $1,080,000 of net gains on the sale of OREO during the first quarter of 2018 discussed above.  Otherwise, non-interest expense increased by $524,000, or 5.2% in the first quarter of 2019 compared to the first quarter of 2018, largely due to the operations of the newly acquired First Bank of Charleston location.   Increases in operating costs include a $421,000, or 8.8%, increase in staff costs, a $135,000, or 10.8% increase in data processing expense, a $54,000, or 3.4%, increase in net occupancy and equipment expense, a $32,000, or 30.2%, increase in supplies, and a $32,000, or 16.4%, increase in the amortization of intangible assets.  Other increases include a $29,000 increase in professional fees and a $55,000 increase in expenses and writedowns on OREO properties (after excluding the $1,080,000 of net gains on sales in 2018 discussed above).  These increases were partially offset by a $231,000, or 64.2%, decrease in collection costs and a $24,000, or 16.2% decrease in FDIC insurance.  The unusually high decrease in collection costs is primarily due to loan collection expenses in the first quarter of 2018 related to foreclosure on a large multifamily housing unit.  FDIC insurance expense decreased, largely due to an overall average lower assessment rate on the combined organization.

Income tax expense was $1,682,000 for the first three months of 2019 compared to $1,464,000 for the first three months of 2018.  The increase in income tax expense is largely due to the increase in pretax income described above, as the effective tax rate for the three months ended March 31, 2019 was 21.4% which compares similarly to the 22.2% effective tax rate for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

B. Financial Position

Total assets at March 31, 2019 increased by $38.4 million to $1.728 billion from the $1.690 billion at December 31, 2018.  The increase in total assets since year-end is largely due to a $12.9 million increase in interest bearing bank balances, a $6.9 million increase in federal funds sold, and a $6.6 million increase in total loans.  Earning assets increased by $29.7 million from the $1.578 billion at year-end 2018 to end the quarter at $1.607 billion.

Cash and due from banks at March 31, 2019 was $24.5 million, a $1.5 million increase from the $23.0 million at December 31, 2018.  Interest bearing bank balances increased by $12.9 million from the $41.0 million reported at December 31, 2018 and federal funds sold increased by $6.9 million to $24.7 million at March 31, 2019.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $369.1 million at March 31, 2019, a $3.4 million increase from the $365.7 million at December 31, 2018.  The increase was largely due to the purchase of $13.9 million of investment securities and a $5.6 million increase in market value of securities available for sale, which more than offset $15.9 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the quarter. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2019 and December 31, 2018 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2019 were $1.156 billion compared to $1.149 billion at December 31, 2018, an increase of approximately $6.6 million, or 0.6%. The increase is largely due to internal loan growth partially offset by regular principal payments, loan payoffs and transfers of loans to OREO upon foreclosure.  Loan payoffs during the first quarter of 2019 resulted in recognizing approximately $316,000 of interest income deferred while the loans were on non-accrual status and $403,000 of remaining fair value discounts associated with the loans.

Premises and equipment increased by $7.4 million, largely due to the recording of a $7.5 million Finance Lease Right to Use Asset in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-02 on January 1, 2019.  Goodwill and other intangible assets decreased by $228,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

Deposits totaled $1.454 billion as of March 31, 2019, a $23.7 million, or 1.7%, increase from the $1.430 billion in deposits at December 31, 2018.  The overall increase in deposits is largely due to a $16.0 million, or 4.1%, increase in certificates of deposits, partially due to interest rate specials designed to attract and retain time deposits.  Non-interest bearing deposits increased by $2.4 million, or 0.6%, during the first three months of 2019, while savings and money market deposits increased by $5.3 million, or 0.8%.  Repurchase agreements with corporate and public entity customers remained relatively unchanged in the first quarter of 2019, decreasing by $37,000, or 0.2%.  FHLB borrowings decreased by $1.5 million since year-end 2018 due to repayment of borrowings upon maturity.  Other borrowings decreased by $1,050,000 since year-end 2018 due to scheduled principal payments plus additional principal payments on Premier’s existing borrowings.  Subordinated debentures increased by $7,000, due to amortization of the fair value adjustment.  Other liabilities increased by $8.6 million, largely due to the recording of a $7.5 million Finance Lease Liability also in accordance with the adoption of ASU 2016-02 on January 1, 2019.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2019 and December 31, 2018.

	(In Thousands)
	2019	2018
Non-accrual loans	$18,065	$17,448
Accruing loans which are contractually past due 90 days or more	1,209	1,086
Accruing restructured loans	6,257	6,283
Total non-performing loans	25,531	24,817
Other real estate acquired through foreclosure (OREO)	14,378	14,024
Total non-performing assets	$39,909	$38,841

Non-performing loans as a percentage of total loans	2.21%	2.16%

Non-performing assets as a percentage of total assets	2.31%	2.30%

Total non-performing loans have increased since year-end, largely due to a $617,000 increase in non-accrual loans and a $123,000 increase in accruing loans past due 90 days or more.  These increases in non-performing loans were partially offset by a $26,000 decrease in accruing restructured loans.  Total non-performing assets have increased since year-end, largely due to the increase in non-performing loans plus a $354,000 increase in other real estate acquired through foreclosure (“OREO”).  Other real estate owned increased by $354,000, or 2.5%, largely due to the foreclosure on one commercial real estate property that also resulted in a $450,000 loan charge-off.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

Gross charge-offs totaled $903,000 during the first three months of 2019, largely due to the foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $450,000 loan charge-off.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2019 totaled $84,000, resulting in net charge-offs for the first quarter of 2019 of $819,000.  This compares to $379,000 of net charge-offs recorded in the first quarter of 2018.  The allowance for loan losses at March 31, 2019 was 1.17% of total loans compared to 1.20% at December 31, 2018.  The decrease in the ratio is largely due to an increase in total loans outstanding and a decrease in the amount of allowance allocated to loans individually evaluated for impairment.

During the first quarter of 2019, Premier recorded $560,000 of provision for loan losses.  This provision compares to $1,115,000 of provision for loan losses recorded during the same quarter of 2018.  The provision for loan losses recorded during the first quarter of 2019 was primarily to provide for new loans recorded and additional identified credit risk in Premier’s owner occupied and non-owner occupied real estate loan portfolios.  The provision for loan losses recorded during the first quarter of 2018 was primarily to provide for additional identified credit risk in Premier’s commercial and industrial loan, commercial real estate loan and construction loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2018 and 2019 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

C. Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2018.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the identification and evaluation of impaired loans.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes in the application of these accounting policies since December 31, 2018.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $369.1 million of securities at fair value as of March 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At March 31, 2019, total stockholders’ equity of $225.2 million was 13.0% of total assets.  This compares to total stockholders’ equity of $216.7 million, or 12.8% of total assets on December 31, 2018.  The increase in stockholders’ equity was largely due to the $6.2 million of first quarter net income and a $4.4 million, net of tax, increase in the market value of the investment portfolio available for sale.   This increase in stockholders’ equity was partially offset by a $0.15 per share cash dividend declared and paid during the first quarter of 2019.

Tier 1 capital totaled $181.4 million at March 31, 2019, which represents a Tier 1 leverage ratio of 11.0%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $177.0 million of Tier 1 capital at December 31, 2018.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at March 31, 2019.

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  At March 31, 2019, the Company’s capital conservation buffer was 8.01%, well in excess of the fully phased-in 2.50% required by January 1, 2019.

Book value per common share was $15.40 at March 31, 2019 and $14.82 at December 31, 2018.  The increase in book value per share was largely due to the $0.42 per share earned during the first quarter, partially offset by the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2019.  Also increasing Premier’s book value per share at March 31, 2019 was the $4.4 million of other comprehensive income for the first three months of 2019 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.30 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2019

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2018 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2018 10-K.

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
MARCH 31, 2019

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2018 for disclosures with respect to Premier's risk factors at December 31, 2018. There have been no material changes since year-end 2018 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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
MARCH 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.
Date: May 9, 2019                    /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 9, 2019                          /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer