Form 10-Q
period 2019-06-30
PREMIER FINANCIAL BANCORP INC
filed 2019-08-08
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Common stock, no par value, – 14,643,230 shares outstanding at August 2, 2019

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$26,376	$22,992
Interest bearing bank balances	36,842	39,911
Federal funds sold	32,183	17,872
Cash and cash equivalents	95,401	80,775
Time deposits with other banks	1,094	1,094
Securities available for sale	360,715	365,731
Loans	1,148,253	1,149,301
Allowance for loan losses	(13,773)	(13,738)
Net loans	1,134,480	1,135,563
Federal Home Loan Bank stock, at cost	3,538	3,628
Premises and equipment, net	36,669	29,385
Real estate acquired through foreclosure	14,248	14,024
Interest receivable	4,675	4,295
Goodwill	47,640	47,640
Other intangible assets	4,818	5,268
Other assets	853	2,712
Total assets	$1,704,131	$1,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$374,011	$391,763
Time deposits, $250,000 and over	91,286	74,161
Other interest bearing	962,127	964,203
Total deposits	1,427,424	1,430,127
Securities sold under agreements to repurchase	20,834	22,062
Other borrowed funds	-	2,500
FHLB advances	6,349	8,819
Subordinated debt	5,420	5,406
Interest payable	885	733
Other liabilities	10,917	3,739
Total liabilities	1,471,829	1,473,386

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,643,230 shares issued and outstanding at June 30, 2019, and 14,624,193 shares issued and outstanding at December 31, 2018	133,597	133,248
Retained earnings	94,978	87,333
Accumulated other comprehensive income (loss)	3,727	(3,852)
Total stockholders' equity	232,302	216,729
Total liabilities and stockholders' equity	$1,704,131	$1,690,115

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$16,227	$13,684	$32,516	$27,718
Securities available for sale
Taxable	2,313	1,634	4,651	3,042
Tax-exempt	88	55	180	114
Federal funds sold and other	478	380	823	678
Total interest income	19,106	15,753	38,170	31,552

Interest expense
Deposits	2,285	1,197	4,335	2,228
Repurchase agreements and other	12	7	21	15
Other borrowings	10	41	31	88
FHLB advances	48	-	103	-
Subordinated debt	96	89	190	167
Total interest expense	2,451	1,334	4,680	2,498

Net interest income	16,655	14,419	33,490	29,054
Provision for loan losses	330	500	890	1,615
Net interest income after provision for loan losses	16,325	13,919	32,600	27,439

Non-interest income
Service charges on deposit accounts	1,122	1,066	2,216	2,160
Electronic banking income	927	892	1,749	1,709
Secondary market mortgage income	33	81	57	113
Other	265	192	501	315
	2,347	2,231	4,523	4,297
Non-interest expenses
Salaries and employee benefits	5,427	5,043	10,626	9,821
Occupancy and equipment expenses	1,877	1,480	3,541	3,090
Outside data processing	1,426	1,277	2,810	2,526
Professional fees	306	399	671	735
Taxes, other than payroll, property and income	261	212	499	452
Write-downs, expenses, sales of other real estate owned, net	228	525	477	(361)
Amortization of intangibles	223	190	450	385
FDIC insurance	119	124	243	272
Other expenses	1,174	1,208	2,317	2,527
	11,041	10,458	21,634	19,447
Income before income taxes	7,631	5,692	15,489	12,289
Provision for income taxes	1,772	1,317	3,454	2,781

Net income	$5,859	$4,375	$12,035	$9,508

Net income per share:
Basic	$0.40	$0.33	$0.82	$0.71
Diluted	0.40	0.32	0.82	0.71

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,859	$4,375	$12,035	$9,508

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	3,989	(1,101)	9,593	(4,963)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	3,989	(1,101)	9,593	(4,963)
Less tax impact	(837)	231	(2,014)	1,042
Other comprehensive income (loss)	3,152	(870)	7,579	(3,921)

Comprehensive income	$9,011	$3,505	$19,614	$5,587

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, April 1, 2019	$133,338	$91,314	$575	$225,227
Net income	-	5,859	-	5,859
Other comprehensive income (loss)	-	-	3,152	3,152
Cash dividends paid ($0.15 per share)	-	(2,195)	-	(2,195)
Stock options exercised	89	-	-	89
Stock based compensation expense	170	-	-	170
Balances, June 30, 2019	$133,597	$94,978	$3,727	$232,302

Balances, April 1, 2018	$110,485	$78,515	$(5,124)	$183,876
Net income	-	4,375	-	4,375
Other comprehensive income (loss)	-	-	(870)	(870)
Cash dividends paid ($0.15 per share)	-	(2,005)	-	(2,005)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock options exercised	88	-	-	88
Stock based compensation expense	154	-	-	154
Balances, June 30, 2018	$110,727	$80,872	$(5,994)	$185,605

Six months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	12,035	-	12,035
Other comprehensive income	-	-	7,579	7,579
Cash dividends paid ($0.30 per share)	-	(4,390)	-	(4,390)
Stock options exercised	140	-	-	140
Stock based compensation expense	209	-	-	209
Balances, June 30, 2019	$133,597	$94,978	$3,727	$232,302

Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	9,508	-	9,508
Other comprehensive income	-	-	(3,921)	(3,921)
Cash dividends paid ($0.27 per share)	-	(3,606)	-	(3,606)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock options exercised	101	-	-	101
Stock based compensation expense	181	-	-	181
Balances, June 30, 2018	$110,727	$80,872	$(5,994)	$185,605

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS)

	2019	2018
Cash flows from operating activities
Net income	$12,035	$9,508
Adjustments to reconcile net income to net cash from operating activities
Depreciation and real property impairment	1,150	831
Provision for loan losses	890	1,615
Amortization (accretion), net	80	668
Writedowns (gains on the sale) of other real estate owned, net	100	(920)
Stock compensation expense	209	181
Changes in:
Interest receivable	(380)	279
Other assets	(155)	1,011
Interest payable	152	69
Other liabilities	(380)	(294)
Net cash from operating activities	13,701	12,948

Cash flows from investing activities
Purchases of securities available for sale	(21,020)	(57,530)
Proceeds from maturities and calls of securities available for sale	35,107	32,574
Purchase of FHLB stock	(10)	-
Redemption of FHLB stock	100	12
Net change in loans	273	20,599
Purchases of premises and equipment, net	(876)	(2,310)
Proceeds from sales of other real estate acquired through foreclosure	633	7,266
Net cash from (used in) investing activities	14,207	611

Cash flows from financing activities
Net change in deposits	(2,804)	21,469
Net change in agreements to repurchase securities	(1,228)	(1,445)
Repayment of other borrowed funds	(2,500)	(1,200)
Repayment of FHLB advances	(2,500)	-
Proceeds from stock option exercises	140	101
Common stock dividends paid	(4,390)	(3,619)
Net cash from financing activities	(13,282)	15,306

Net change in cash and cash equivalents	14,626	28,865

Cash and cash equivalents at beginning of period	80,775	82,663

Cash and cash equivalents at end of period	$95,401	$111,528

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,528	$2,429
Cash paid during period for income taxes	3,500	1,545
Loans transferred to real estate acquired through foreclosure	957	574
Operating right-of-use asset resulting from lease liability	7,558	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				June 30, 2019
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$469,673	$1,564	$2,943
Premier Bank, Inc.	Huntington, West Virginia	1998	1,226,835	4,875	10,249
Parent and Intercompany Eliminations			7,623	(580)	(1,157)
Consolidated Total			$1,704,131	$5,859	$12,035

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.  However, due to the complexity of the calculation and evolving guidance on adoption management has not yet determined the one-time adjustment.  On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted for a proposal to extend the implementation deadline for smaller reporting companies like Premier.  Still subject to a 30-day public comment period, the proposal would extend the implementation deadline for Premier for a period of three-years until January 1, 2023.  If the public’s comments are mostly favorable, the FASB will issue a final document on the decisions sometime in August or September 2019.  If the proposal is not extended the ASU will become effective for the Company for interim and annual periods beginning after December 15, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$246,578	$3,119	$(242)	$249,455
U. S. sponsored agency CMO’s - residential	72,220	967	(98)	73,089
Total mortgage-backed securities of government sponsored agencies	318,798	4,086	(340)	322,544
U. S. government sponsored agency securities	21,351	488	(27)	21,812
Obligations of states and political subdivisions	12,651	405	(2)	13,054
Other securities	3,198	107	-	3,305
Total available for sale	$355,998	$5,086	$(369)	$360,715

Amortized cost and fair value of investment securities, by category, at December 31, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,575	$513	$(4,846)	$255,242
U. S. sponsored agency CMO’s - residential	69,231	94	(782)	68,543
Total mortgage-backed securities of government sponsored agencies	328,806	607	(5,628)	323,785
U. S. government sponsored agency securities	24,154	196	(180)	24,170
Obligations of states and political subdivisions	14,194	176	(43)	14,327
Other securities	3,453	6	(10)	3,449
Total available for sale	$370,607	$985	$(5,861)	$365,731

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,293	$8,299
Due after one year through five years	15,818	16,165
Due after five years through ten years	8,172	8,501
Due after ten years	4,417	4,706
Corporate preferred securities	500	500
Mortgage-backed securities of government sponsored agencies	318,798	322,544
Total available for sale	$355,998	$360,715

There were no sales of securities during the first six months of 2019 and 2018.

Securities with unrealized losses at June 30, 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$-	$-	$7,701	$(27)	$7,701	$(27)
U.S government sponsored agency MBS – residential	-	-	35,474	(242)	35,474	(242)
U.S government sponsored agency CMO – residential	-	-	14,763	(98)	14,763	(98)
Obligations of states and political subdivisions	-	-	328	(2)	328	(2)
Total temporarily impaired	$-	$-	$58,266	$(369)	$58,266	$(369)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2019 and December 31, 2018 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2019 and December 31, 2018 are summarized as follows:

	2019	2018
Residential real estate	$381,525	$381,027
Multifamily real estate	39,298	54,016
Commercial real estate:
Owner occupied	134,423	138,209
Non-owner occupied	296,780	282,608
Commercial and industrial	104,437	103,624
Consumer	25,848	27,688
Construction and land	132,814	128,926
All other	33,128	33,203
	$1,148,253	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 was as follows:

Loan Class	Balance Dec 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2019

Residential real estate	$1,808	$104	$(59)	$27	$1,880
Multifamily real estate	1,649	65	-	2	1,716
Commercial real estate:
Owner occupied	2,120	200	(533)	3	1,790
Non-owner occupied	3,058	277	(57)	2	3,280
Commercial and industrial	1,897	178	(113)	38	2,000
Consumer	351	129	(140)	28	368
Construction and land	2,255	(102)	(13)	-	2,140
All other	600	39	(97)	57	599
Total	$13,738	$890	$(1,012)	$157	$13,773

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2018

Residential real estate	$2,986	$(609)	$(148)	$25	$2,254
Multifamily real estate	978	(410)	(11)	-	557
Commercial real estate:
Owner occupied	1,653	266	(3)	1	1,917
Non-owner occupied	2,313	140	(16)	-	2,437
Commercial and industrial	1,101	976	(504)	26	1,599
Consumer	328	51	(63)	38	354
Construction and land	2,408	864	(19)	-	3,253
All other	337	337	(130)	67	611
Total	$12,104	$1,615	$(894)	$157	$12,982

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 was as follows:

Loan Class	Balance March 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2019

Residential real estate	$1,823	$62	$(27)	$22	$1,880
Multifamily real estate	1,590	126	-	-	1,716
Commercial real estate:
Owner occupied	1,824	(36)	-	2	1,790
Non-owner occupied	3,401	(123)	-	2	3,280
Commercial and industrial	1,721	275	(3)	7	2,000
Consumer	365	19	(33)	17	368
Construction and land	2,149	(9)	-	-	2,140
All other	606	16	(46)	23	599
Total	$13,479	$330	$(109)	$73	$13,773

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 was as follows:

Loan Class	Balance March 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2018

Residential real estate	$2,262	$82	$(99)	$9	$2,254
Multifamily real estate	647	(90)	-	-	557
Commercial real estate:
Owner occupied	1,816	102	(1)	-	1,917
Non-owner occupied	2,187	250	-	-	2,437
Commercial and industrial	1,651	163	(237)	22	1,599
Consumer	369	2	(30)	13	354
Construction and land	3,302	(49)	-	-	3,253
All other	606	40	(63)	28	611
Total	$12,840	$500	$(430)	$72	$12,982

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2019 and December 31, 2018.

	2019	2018
Residential real estate	$2,355	$2,665
Commercial real estate
Owner occupied	1,754	2,040
Non-owner occupied	3,062	3,434
Commercial and industrial	350	1,720
Construction and land	587	1,212
All other	231	225
Total carrying amount	$8,339	$11,296
Contractual principal balance	$11,922	$15,436

Carrying amount, net of allowance	$8,339	$11,296

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the six-months ended June 30, 2019 and June 30, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2019 and June 30, 2018.

	2019	2018
Balance at January 1	$642	$754
New loans purchased	-	-
Accretion of income	(94)	(80)
Loans placed on non-accrual	-	(41)
Income recognized upon full repayment	(73)	(38)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at June 30	$475	$595

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower, which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,248	$3,190	$1,066
Multifamily real estate	4,112	3,810	-
Commercial real estate
Owner occupied	4,124	3,864	72
Non-owner occupied	5,891	4,705	88
Commercial and industrial	1,131	500	7
Consumer	212	172	-
Construction and land	539	525	13
All other	75	73	38
Total	$20,332	$16,839	$1,284

December 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,966	$3,708	$954
Multifamily real estate	4,127	3,905	-
Commercial real estate
Owner occupied	3,692	3,436	56
Non-owner occupied	5,761	4,592	76
Commercial and industrial	1,303	625	-
Consumer	292	253	-
Construction and land	857	856	-
All other	75	73	-
Total	$21,073	$17,448	$1,086

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,525	$8,441	$1,894	$10,335	$371,190
Multifamily real estate	39,298	4,171	89	4,260	35,038
Commercial real estate:
Owner occupied	134,423	1,220	2,855	4,075	130,348
Non-owner occupied	296,780	788	3,455	4,243	292,537
Commercial and industrial	104,437	557	335	892	103,545
Consumer	25,848	250	45	295	25,553
Construction and land	132,814	350	55	405	132,409
All other	33,128	60	111	171	32,957
Total	$1,148,253	$15,837	$8,839	$24,676	$1,123,577

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,027	$7,078	$2,594	$9,672	$371,355
Multifamily real estate	54,016	-	110	110	53,906
Commercial real estate:
Owner occupied	138,209	124	2,601	2,725	135,484
Non-owner occupied	282,608	172	3,301	3,473	279,135
Commercial and industrial	103,624	2,235	262	2,497	101,127
Consumer	27,688	247	112	359	27,329
Construction and land	128,926	388	810	1,198	127,728
All other	33,203	546	73	619	32,584
Total	$1,149,301	$10,790	$9,863	$20,653	$1,128,648

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$19	$1,861	$-	$1,880	$113	$379,057	$2,355	$381,525
Multifamily real estate	1,483	233	-	1,716	3,810	35,488	-	39,298
Commercial real estate:
Owner occupied	113	1,677	-	1,790	3,223	129,446	1,754	134,423
Non-owner occupied	233	3,047	-	3,280	10,047	283,671	3,062	296,780
Commercial and industrial	447	1,553	-	2,000	684	103,403	350	104,437
Consumer	-	368	-	368	-	25,848	-	25,848
Construction and land	99	2,041		2,140	513	131,714	587	132,814
All other	-	599	-	599	-	32,897	231	33,128
Total	$2,394	$11,379	$-	$13,773	$18,390	$1,121,524	$8,339	$1,148,253

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2019.  The table includes $1,346,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$438	$228	$-
Multifamily real estate	97	89	-
Commercial real estate
Owner occupied	2,652	2,419	-
Non-owner occupied	8,536	7,808	-
Commercial and industrial	552	43	-
Construction and Land	35	35	-
	12,310	10,622	-
With an allowance recorded:
Residential real estate	47	47	19
Multifamily real estate	4,016	3,721	1,483
Commercial real estate
Owner occupied	1,553	1,525	113
Non-owner occupied	2,793	2,701	233
Commercial and industrial	650	641	447
Construction and land	491	479	99
	9,550	9,114	2,394
Total	$21,860	$19,736	$2,394

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2019 and June 30, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six months ended June 30, 2019			Six months ended June 30, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$267	$-	$-	$302	$-	$-
Multifamily real estate	3,855	-	-	2,287	11	11
Commercial real estate:
Owner occupied	3,898	6	6	3,208	51	51
Non-owner occupied	10,556	186	186	9,535	241	241
Commercial and industrial	478	2	2	1,145	16	16
Construction and land	1,065	121	121	4,703	3	3
All other	-	-	-	288	4	4
Total	$20,119	$315	$315	$21,468	$326	$326

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2019 and June 30, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2019			Three months ended June 30, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$253	$-	$-	$299	$-	$-
Multifamily real estate	3,830	-	-	2,199	1	1
Commercial real estate:
Owner occupied	4,062	3	3	3,154	26	26
Non-owner occupied	10,573	92	92	8,514	105	105
Commercial and industrial	437	1	1	966	8	8
Construction and land	922	113	113	4,218	3	3
All other	-	-	-	286	-	-
Total	$20,077	$209	$209	$19,636	$143	$143

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

The following table presents TDR’s as of June 30, 2019 and December 31, 2018:

June 30, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$43	$165	$208
Multifamily real estate	3,721	-	3,721
Commercial real estate
Owner occupied	1,526	214	1,740
Non-owner occupied	-	5,893	5,893
Commercial and industrial	191	-	191
Total	$5,481	$6,272	$11,753

December 31, 2018	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$347	$97	$444
Multifamily real estate	3,795	-	3,795
Commercial real estate
Owner occupied	1,647	222	1,869
Non-owner occupied	-	5,964	5,964
Commercial and industrial	191	-	191
Total	$5,980	$6,283	$12,263

At June 30, 2019, $1,692,000 in specific reserves was allocated to loans that had restructured terms resulting in a provision for loan losses $150,000 for the six months ended and a provision of $216,000 for the three months ended June 30, 2019.  This compares to $163,000 of provision for loan losses on restructured loans for the six ended June 30, 2018 and a negative provision of $217,000 for the three months ended June 30, 2018.  At December 31, 2018, $1,630,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

There were no TDR’s that occurred during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

As of June 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,315	$2,745	$9,256	$209	$381,525
Multifamily real estate	33,698	1,790	3,810	-	39,298
Commercial real estate:
Owner occupied	122,600	4,746	7,077	-	134,423
Non-owner occupied	280,181	3,821	12,778	-	296,780
Commercial and industrial	100,151	2,989	1,004	293	104,437
Consumer	25,588	-	260	-	25,848
Construction and land	119,870	11,893	1,016	35	132,814
All other	32,807	248	73	-	33,128
Total	$1,084,210	$28,232	$35,274	$537	$1,148,253

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,808	$1,376	$9,681	$162	$381,027
Multifamily real estate	45,187	4,924	3,905	-	54,016
Commercial real estate:
Owner occupied	126,422	4,840	6,947	-	138,209
Non-owner occupied	262,149	7,647	12,812	-	282,608
Commercial and industrial	96,066	5,280	2,278	-	103,624
Consumer	27,344	31	313	-	27,688
Construction and land	107,196	19,728	2,002		128,926
All other	32,749	381	73	-	33,203
Total	$1,066,921	$44,207	$38,011	$162	$1,149,301

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by     January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of June 30, 2019, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	June 30, 2019	December 31, 2018	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	14.8%	14.2%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	15.3%	14.7%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	16.4%	15.9%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	11.1%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1, 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 8.45% at June 30, 2019 and 7.88% at December 31, 2018, well in excess of the fully phased-in 2.50% required by January 1, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases during the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of June 30, 2019, the weighted average remaining lease term for operating leases was 9.75 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.40%.

Total lease expense for the six months ended June 30, 2019, which is included in net occupancy and equipment expense, was $622,000, consisting of $48,000 short-term lease expense and $574,000 of operating lease expense.  For the three months ended June 30, 2019, lease expense was $310,000, consisting of $20,000 short-term lease expense and $290,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2019	$535
2020	1,059
2021	1,013
2022	995
2023	799
2024 and thereafter	4,172
Total undiscounted cash flows	8,573
Discounted cash flows	(1,015)
Total lease liability	$7,558

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

On April 17, 2019, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $16.78 per share based upon the closing price of Premier’s stock on the date of grant and $126,000 of stock-based compensation was recorded as a result.  On April 25, 2018, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $15.82 per share based upon the closing price of Premier’s stock on the date of grant and $119,000 of stock-based compensation was recorded as a result.

Compensation expense of $209,000 was recorded for the first six months of 2019 while $181,000 was recorded for the first six months of 2018.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $222,000 at June 30, 2019. This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share
Income available to common stockholders	$5,859	$4,375	$12,035	$9,508
Weighted average common shares outstanding	14,636,569	13,355,564	14,631,430	13,350,995
Earnings per share	$0.40	$0.33	$0.82	$0.71

Diluted earnings per share
Income available to common stockholders	$5,859	$4,375	$12,035	$9,508
Weighted average common shares outstanding	14,636,569	13,355,564	14,631,430	13,350,995
Add dilutive effects of potential additional common stock	81,850	106,593	76,947	91,381
Weighted average common and dilutive potential common shares outstanding	14,718,419	13,462,157	14,708,377	13,442,376
Earnings per share assuming dilution	$0.40	$0.32	$0.82	$0.71

There were no stock options considered antidilutive for the six months ended June 30, 2019 and 2018.  There were no stock options considered antidilutive for the three months ended June 30, 2019 and 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 were as follows:

		Fair Value Measurements at June 30, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$63,218	$63,218	$-	$-	$63,218
Time deposits with other banks	1,094	-	1,093	-	1,093
Federal funds sold	32,183	32,183	-	-	32,183
Securities available for sale	360,715	-	360,215	500	360,715
Loans, net	1,134,480	-	-	1,120,657	1,120,657
Federal Home Loan Bank stock	3,538	n/a	n/a	n/a	n/a
Interest receivable	4,675	-	1,013	3,662	4,675

Financial liabilities
Deposits	$(1,427,424)	$(1,018,529)	$(407,548)	$-	$(1,426,077)
Securities sold under agreements to repurchase	(20,834)	-	(20,834)	-	(20,834)
FHLB advance	(6,349)	-	(6,329)	-	(6,329)
Subordinated debt	(5,420)	-	(5,459)	-	(5,459)
Interest payable	(885)	(21)	(864)	-	(885)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$62,903	$62,903	$-	$-	$62,903
Time deposits with other banks	1,094	-	1,085	-	1,085
Federal funds sold	17,872	17,872	-	-	17,872
Securities available for sale	365,731	-	365,231	500	365,731
Loans, net	1,135,563	-	-	1,121,517	1,121,517
Federal Home Loan Bank stock	3,628	n/a	n/a	n/a	n/a
Interest receivable	4,295	-	1,032	3,263	4,295

Financial liabilities
Deposits	$(1,430,127)	$(1,039,430)	$(384,496)	$-	$(1,423,926)
Securities sold under agreements to repurchase	(22,062)	-	(22,062)	-	(22,062)
FHLB advance	(8,819)	-	(8,688)	-	(8,688)
Other borrowed funds	(2,500)	-	(2,478)	-	(2,478)
Subordinated debt	(5,406)	-	(5,509)	-	(5,509)
Interest payable	(733)	(22)	(711)	-	(733)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$249,455	$-	$249,455	$-
U. S. agency CMO’s - residential	73,089	-	73,089	-
Total mortgage-backed securities of government sponsored agencies	322,544	-	322,544	-
U. S. government sponsored agency securities	21,812	-	21,812	-
Obligations of states and political subdivisions	13,054	-	13,054	-
Other securities	3,305	-	2,805	500
Total securities available for sale	$360,715	$-	$360,215	$500

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$255,242	$-	$255,242	$-
U. S. agency CMO’s	68,543	-	68,543	-
Total mortgage-backed securities of government sponsored agencies	323,785	-	323,785	-
U. S. government sponsored agency securities	24,170	-	24,170	-
Obligations of states and political subdivisions	14,327	-	14,327	-
Other securities	3,449	-	2,949	500
Total securities available for sale	$365,731	$-	$365,231	$500

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Securities Available-for-sale
Six Months Ended June 30, 2019
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Residential real estate	$28	$-	$-	$28
Multifamily real estate	2,238	-	-	2,238
Commercial real estate
Owner occupied	1,412	-	-	1,412
Non-owner occupied	2,468	-	-	2,468
Commercial and industrial	194	-	-	194
Construction and land	380	-	-	380
Total impaired loans	$6,720	$-	$-	$6,720

Other real estate owned:
Residential real estate	$1,149	$-	$-	$1,149
Multifamily real estate	10,307	-	-	10,307
Commercial real estate
Owner occupied	103	-	-	103
Non-owner occupied	200	-	-	200
Construction and land	229	-	-	229
Total OREO	$11,988	$-	$-	$11,988

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,114,000 at June 30, 2019 with a valuation allowance of $2,394,000 and a carrying amount of $10,177,000 at December 31, 2018 with a valuation allowance of $2,796,000.  The change resulted in a provision for loan losses of $226,000 for the six-months ended June 30, 2019, compared to a $520,000 provision for loan losses for the six-months ended June 30, 2018 and a $416,000 in provision for loan losses for the three months ended June 30, 2019, compared to a $187,000 provision for loan losses for the three months ended June 30, 2018.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $11,988,000 which is made up of the outstanding balance of $12,945,000 net of a valuation allowance of $957,000 at June 30, 2019.  There were $131,000 of write downs during the six months ended June 30, 2019, compared to $120,000 of write downs during the six months ended June 30, 2018. For the three months ended June 30, 2019 there were $131,000 of additional write downs compared to $120,000 of additional write downs during the three months ended June 30, 2018.
At December 31, 2018, other real estate owned had a net carrying amount of $11,766,000, made up of the outstanding balance of $12,769,000, net of a valuation allowance of $1,003,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

	June 30, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Residential real estate	$28	sales comparison	adjustment for estimated realizable value	70.3%-70.3% (70.3%)
Multifamily real estate	2,238	sales comparison	adjustment for estimated realizable value	51.4%-51.4% (51.4%)
Commercial real estate
Owner occupied	1,412	sales comparison	adjustment for estimated realizable value	30.9%-30.9% (30.9%)
Non-owner occupied	2,468	income approach	adjustment for differences in net operating income expectations	16.1%-67.4% (54.0%)
Commercial and industrial	194	sales comparison	adjustment for estimated realizable value	0.0%-0.0% (0.0%)
Construction and land	380	sales comparison	adjustment for estimated realizable value	56.5%-56.5% (56.5%)
Total impaired loans	$6,720

Other real estate owned:
Residential real estate	$1,149	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (20.3%)
Multifamily real estate	10,307	income approach	adjustment for differences in net operating income expectations	20.0%-20.0% (20.0%)
Commercial real estate
Owner occupied	103	sales comparison	adjustment for estimated realizable value	83.2%-83.2% (83.2%)
Non-owner occupied	200	sales comparison	adjustment for estimated realizable value	57.9%-57.9% (57.9%)
Construction and land	229	sales comparison	adjustment for estimated realizable value	37.5%-55.1% (48.9%)
Total OREO	$11,988

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 - PENDING ACQUISITION

On July 8, 2019, Premier Financial Bancorp, Inc. (“Premier”) and its wholly owned subsidiary Citizens Deposit Bank and Trust, Inc. (“Citizens”) entered into a material definitive merger agreement (the “Merger Agreement”) with The First National Holding Company of Jackson (“FNHC”) and its wholly owned subsidiary The First National Bank of Jackson (“Jackson”), a $103.6 million national bank headquartered in Jackson, Kentucky whereby Citizens will purchase Jackson for approximately $14,784,000 in cash.

Under terms of the Merger Agreement, Citizens will purchase all the shares of Jackson common stock for an amount equal to Jackson’s total shareholder equity at the effective time, subject to certain adjustments, and will subsequently merge Jackson with and into Citizens.  The total transaction value is currently estimated to be $14,784,000.  The transaction, which is subject to satisfaction of various contractual conditions, requires approval by bank regulatory agencies and the shareholders of FNHC and Jackson, is anticipated to close sometime in the fourth quarter of 2019 with a systems conversion anticipated to be completed soon thereafter.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

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
Net income for the six months ended June 30, 2019 was $12,035,000, or $0.82 per diluted share, compared to net income of $9,508,000, or $0.71 per diluted share, for the six months ended June 30, 2018.  The increase in net income in the first six months of 2019 is largely due to an increase in interest income, a decrease in the provision for loan losses, and an increase in non-interest income all of which more than offset increases in interest expense, non-interest expense and income taxes.  The comparative increases in interest income and expense as well as non-interest income and expense are, in large part, attributable to the operations of the First Bank of Charleston acquired on October 12, 2018, which are not included in the first six months of 2018 income statement results.  The increase in non-interest expense was also partially due an increase in OREO expense resulting from $1,080,000 of net gains on the sale of OREO properties in the first three months of 2018. OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first quarter of 2018. The annualized returns on average common shareholders’ equity and average assets were approximately 10.70% and 1.41% for the six months ended June 30, 2019 compared to 10.24% and 1.26% for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

   Net income for the three months ended June 30, 2019 was $5,859,000, or $0.40 per diluted share, compared to net income of $4,375,000, or $0.32 per diluted share for the three months ended June 30, 2018.  The increase in income in the second quarter of 2019 is largely due to an increase in interest income on loans, an increase in interest income on investments, an increase in non-interest income, and a decrease in provision for loan losses, all of which more than offset increases in interest expense and non-interest expense.  The comparative increases in interest income and expense as well as non-interest income and expense is, in large part, attributable to the operations of the First Bank of Charleston, which are not included in the second quarter 2018 income statement results.  The annualized returns on average common shareholders’ equity and average assets were approximately 10.26% and 1.36% for the three months ended June 30, 2019 compared to 9.41% and 1.16% for the same period in 2018.
Net interest income for the six months ended June 30, 2019 totaled $33.490 million, an increase of $4,436,000, or 15.3%, from the $29.054 million of net interest income earned in the first six months of 2018.  Interest income in 2019 increased by $6,618,000, or 21.0%, largely due to a $4,798,000 increase in interest income on loans, a $1,675,000 increase in interest income on investments, and a $145,000 increase in interest income on interest-bearing bank balances and federal funds sold.  Interest income on loans in the first six months of 2018 (prior year) included approximately $702,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the first six months of 2018 compared to $1,012,000 of interest income of this kind recognized during the first six months of 2019 (current year).  The loan payoffs in 2019 and 2018 included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $4,488,000, or 16.6%, in the first six months of 2019, largely due to a higher average yield and a higher average balance of loans outstanding during 2019 when compared to the first six months of 2018.  Interest income on investment securities in the first six months of 2019 increased by $1,675,000, or 53.1%, largely due to higher average yields on a higher average balance of investments outstanding.  The higher average balance of investments is largely due to the investments from the First Bank of Charleston acquisition in the fourth quarter of 2019.  Interest income from interest-bearing bank balances and federal funds sold increased by $145,000, or 21.4%, largely due to an increase in the average yield earned on these balances in 2019 as a result of increases in the short-term interest rate policy of the Federal Reserve Board of Governors during 2018.
Partially offsetting the increase in interest income in the first six months of 2019 was a $2,182,000, or 87.4%, increase in interest expense, driven by an increase in interest expense on deposits.  Interest expense on deposits increased by $2,107,000, or 94.6% in the first half of 2019 due to increases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first six months of 2019 compared to the same period in 2018, as well as increases in the average balance of interest-bearing deposits during the first six months of 2019 compared to the same period in 2018.  Average interest-bearing deposit balances increased by $107.0 million, or 11.3%, in the first six months of 2019 compared to the same period of 2018, largely due to the acquisition of the First Bank of Charleston in the fourth quarter of 2018.  The average interest rate paid on interest-bearing deposits increased by 36 basis points from 0.47% during the first six months of 2018 to 0.83% during the first six months of 2019.  Increases in short-term rates have increased the competition for deposits and time deposits in particular. As a result, the average interest rate paid on time deposits increased by 70 basis points, driving the majority of the increase in interest expense on deposits in the first half of 2019 when compared to the first half 2018.  Adding to the interest expense increase in 2019 was $103,000 of interest expense on the remaining Federal Home Loan Bank (“FHLB”) borrowings of First Bank of Charleston assumed by Premier as part of the acquisition, while there was no such interest in the first six months of 2018.  Partially offsetting the increase in interest expense on FHLB borrowings, interest expense on other borrowings in the first half of 2019 decreased by $57,000, or 64.8%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on the long-term borrowing at the parent company.   This borrowing was fully repaid during the first half of 2019.  Also adding to the overall increase in interest expense during 2019 was a $23,000, or 13.8%, increase in interest expense on Premier’s subordinated debt due to an increase in the variable rate interest rate paid in 2019.  The variable interest rate is indexed to the three month London Interbank Offered Rate (“LIBOR”), which has increased over the past twelve months in conjunction with increases in the short-term interest rate policy by the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

Premier’s net interest margin during the first six months of 2019 was 4.25% compared to 4.18% for the first six months of 2018.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first six months of 2019 would have been 4.12% compared to 4.08% for the first six months of 2018.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 2.50% in the first six months of 2019, from the 1.79% earned in the first six months of 2018.  The average yield earned on securities available for sale increased to 2.65% in the first six months of 2019, from the 2.22% earned during the first six months of 2018.  Similarly, the average yield earned on total loans outstanding increased to 5.68% in 2019 from the 5.39% earned during the first six months of 2018.  Earning asset yields have increased generally in response to increases in short-term interest rate policy as new loans have been made with higher interest rates and new investment purchases have been at higher market yields. Similar to the increase in earning asset yields, the average rate paid on interest-bearing liabilities increased by 36 basis points during the first six months of 2019.  As noted above, the average rates paid on interest-bearing deposits increased from 0.47% in the first six months to 2018 to 0.83% during the first six months of 2019, largely due to higher rates paid on certificates of deposit. The average rate paid on short-term borrowings and other borrowings increased slightly. Furthermore, the average rate paid on Premier’s variable rate subordinated debentures increased from 6.26% in the first six months of 2018 to 7.08% in the first six months of 2019 due to increases in short-term interest rate policy. These increases in average rates paid, plus the average interest rate on the FHLB borrowings assumed in the acquisition of First Bank of Charleston, resulted in an increase in the average rate paid on total interest-bearing liabilities to 0.87% in the first six months of 2019 compared to 0.52% in the first six months of 2018. The overall effect was a decrease Premier’s net interest spread by 4 basis points to 3.98%.  However, due to a greater increase in average interest-earning assets than the increase in average interest-bearing liabilities funded from non-interest-bearing sources, such as the $46.3 million, or 13.8%, increase in non-interest bearing deposits and the $17.4 million, or 9.4% increase in average stockholders’ equity, Premier’s net interest margin did not decrease but increased by 7 basis points to 4.25% in the first six months of 2019 when compared to the first six months of 2018.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

Additional information on Premier’s net interest income for the six months of 2019 and six months of 2018 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$66,493	$823	2.50%	$76,546	$679	1.79%
Securities available for sale
Taxable	354,497	4,651	2.62	277,411	3,041	2.19
Tax-exempt	13,291	180	3.43	9,772	114	2.95
Total investment securities	367,788	4,831	2.65	287,183	3,155	2.22
Total loans	1,154,691	32,516	5.68	1,037,431	27,718	5.39
Total interest-earning assets	1,588,972	38,170	4.85%	1,401,160	31,552	4.54%
Allowance for loan losses	(13,751)			(12,635)
Cash and due from banks	23,768			27,775
Other assets	109,922			87,015
Total assets	$1,708,911			$1,503,315

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,053,286	4,335	0.83	$946,276	2,228	0.47
Short-term borrowings	22,054	21	0.19	21,025	15	0.14
FHLB Advances	7,082	103	2.93	-	-	-
Other borrowings	1,432	31	4.37	4,328	88	4.10
Subordinated debt	5,412	190	7.08	5,382	167	6.26
Total interest-bearing liabilities	1,089,266	4,680	0.87%	977,011	2,498	0.52%
Non-interest bearing deposits	383,128			336,802
Other liabilities	11,468			3,860
Stockholders’ equity	225,049			185,642
Total liabilities and equity	$1,708,911			$1,503,315

Net interest earnings		$33,490			$29,054
Net interest spread			3.98%			4.02%
Net interest margin			4.25%			4.18%

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

Additional information on Premier’s net interest income for the second quarter of 2019 and second quarter of 2018 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$81,672	$478	2.35%	$90,360	$381	1.69%
Securities available for sale
Taxable	356,862	2,313	2.59	288,996	1,633	2.26
Tax-exempt	13,016	88	3.42	9,363	55	2.97
Total investment securities	369,878	2,401	2.62	298,359	1,688	2.28
Total loans	1,155,920	16,227	5.63	1,029,901	13,684	5.33
Total interest-earning assets	1,607,470	19,106	4.78%	1,418,620	15,753	4.46%
Allowance for loan losses	(13,685)			(12,957)
Cash and due from banks	23,461			21,819
Other assets	109,372			85,306
Total assets	$1,726,618			$1,512,788

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,063,511	2,285	0.86	$949,046	1,197	0.51
Short-term borrowings	21,938	12	0.22	19,516	7	0.14
FHLB Advances	6,496	48	2.96	-	-	-
Other borrowings	879	10	4.56	4,039	41	4.07
Subordinated debentures	5,416	96	7.11	5,385	89	6.63
Total interest-bearing liabilities	1,098,240	2,451	0.90%	977,986	1,334	0.55%
Non-interest bearing deposits	388,752			344,986
Other liabilities	11,248			3,918
Stockholders’ equity	228,378			185,898
Total liabilities and equity	$1,726,618			$1,512,788

Net interest earnings		$16,655			$14,419
Net interest spread			3.88%			3.91%
Net interest margin			4.16%			4.08%

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

Net interest income for the quarter ended June 30, 2019 totaled $16.655 million, up $2,236,000, or 15.5%, from the $14.419 million of net interest income earned in the second quarter of 2018.  Interest income in 2019 increased by $3,353,000, or 21.3%, largely due to a $2,543,000, or 18.6%, increase in interest income on loans.  Interest income on loans in the second quarter of 2019 included approximately $292,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to only $169,000 of interest income of this kind recognized during the second quarter of 2018.  Otherwise, interest income on loans increased by $2,420,000, or 17.9%, in the second quarter of 2019, due in part to a higher average balance of loans outstanding during the quarter when compared to the second quarter of 2018 from the loans acquired via the purchase of The First Bank of Charleston late in 2018, as well as a higher average yield on the average total loans outstanding.  Interest income on investment securities in the second quarter of 2019 increased by $712,000, or 42.2%, largely due to higher average yields on a higher average balance of investments outstanding during the second quarter of 2019, primarily due to the investment portfolio added from the acquisition of The First Bank of Charleston in the fourth quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $98,000, or 25.8%, due to an increase in the average yield on these balances in 2019 resulting from increases in the short-term interest rate policy of the Federal Reserve Board of Governors during 2018, although on a lower average balance outstanding during the second quarter of 2019 when compared to the second quarter of 2018.
Partially offsetting the increase in interest income in the second quarter of 2019 was a $1,117,000, or 83.7%, increase in interest expense.  Interest expense on deposits increased by $1,088,000, or 90.9%, in the second quarter of 2019, due to increases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the quarter, when compared to the second quarter of 2018.  Adding to the increase in interest expense on deposits, average interest-bearing deposit balances were up $114.5 million, or 12.1%, compared to the second quarter of 2018, while the average interest rate paid on interest-bearing deposits increased by 35 basis points in 2019 to 0.86% in the second quarter of 2019 from 0.51% in the second quarter of 2018.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 74 basis points, driving the overall increase in interest expense on deposits in the second quarter of 2019 when compared to the second quarter of 2018.  Adding to the interest expense increase in 2019 was $48,000 of interest expense on the remaining FHLB borrowings of First Bank of Charleston assumed by Premier as part of the acquisition, while there was no such interest in the second quarter of 2018.  Also adding to the overall increase in interest expense during the second quarter of 2019 was a $7,000, or 7.9%, increase in interest expense on Premier’s subordinated debt due to an increase in the average variable rate interest rate paid in 2019.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which has increased over the past twelve months in conjunction with increases in short-term interest rate policy by the Federal Reserve Board of Governors.  Partially offsetting the increase in interest expense on FHLB borrowings, interest expense on other borrowings by the parent company decreased by $31,000, or 75.6%, in the second quarter of 2019, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments.  Premier fully repaid the borrowing prior to the end of June 2019.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

    Premier’s net interest margin during the second quarter of 2019 was 4.16% compared to 4.08% for the same period in 2018.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the second quarter of 2019 would have been 4.09% compared to 4.03% for the same period in 2018.  As shown in the table above, Premier’s yield earned on federal funds sold and interest-bearing bank balances increased to 2.35% in the second quarter of 2019, from the 1.69% earned in the second quarter of 2018.  The average yield earned on securities available for sale increased to 2.62% in the second quarter of 2019, from the 2.28% earned in the second quarter of 2018.  Similarly, the average yield earned on total loans outstanding increased to 5.63% from the 5.33% average yield earned in the second quarter of 2018.  Earning asset yields have increased generally in response to increases in short-term interest rate policy as new loans have been made with higher interest rates and new investment purchases have been at higher market yields.  Similar to the increase in earning asset yields, the average rate paid on interest bearing liabilities increased in the second quarter of 2019.  The average rates paid on interest-bearing deposits increased from 0.51% in the second quarter of 2018 to 0.86% during the second quarter of 2019, largely due to higher rates paid on certificates of deposit.  The average rate paid on short-term borrowings and other borrowings also increased although on lower combined average balance outstanding due to the repayment of other borrowings at the parent company.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures increased from 6.63% in the second quarter of 2018 to 7.11% in the second quarter of 2019 due to increases in short-term interest rate policy.  These increases in the average rates paid, plus the average interest rate on the FHLB borrowings assumed in the acquisition of First Bank of Charleston, resulted in an increase in the average rate paid on total interest-bearing liabilities to 0.90% in the second quarter of 2019 compared to 0.55% in the second quarter of 2018.  The overall effect was a decrease to Premier’s net interest spread by 3 basis points to 3.88%.  However, due to a greater increase in average interest-earning assets than the increase in average interest-bearing liabilities funded from non-interest-bearing sources, such as the $43.8 million, or 12.7%, increase in non-interest bearing deposits and the $18.9 million, or 10.2% increase in average stockholders’ equity, Premier’s net interest margin did not decrease but increased by 8 basis points to 4.16% in the second quarter of 2019 when compared to the second quarter of 2018.
Non-interest income increased by $226,000, or 5.3%, to $4,523,000 for the first six months of 2019 compared to the same period of 2018.  Service charges on deposit accounts increased by $56,000, or 2.6% and electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $40,000, or 2.3%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, while electronic banking income increased primarily due to an increase in income from debit card transaction activity and non-customer ATM fees.  Other non-interest income increased by $186,000, or 59.0%, largely due to an increase in wire transfer fee revenue plus income from an insurance agency started in 2018 compared to proportional net start-up costs recorded through the first six months of 2018.  Partially offsetting these increases was secondary market mortgage income which decreased by $56,000, or 49.6%, in 2019 largely due a decrease in the level of home purchasing and refinancing activity in Premier’s markets.
Non-interest income increased by $116,000, or 5.2%, to $2,347,000 for the second quarter of 2019 compared to the same three months of 2018, largely due to a $56,000, or 5.3%, increase in revenue from service charges and fees on deposit accounts, a $35,000, or 3.9%, increase in electronic banking income, and a $94,000 increase in income from Premier’s partial ownership in an insurance agency, included in other non-interest income.  These increases were partially offset by a $48,000, or 59.3%, decrease in secondary market mortgage income.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

   Non-interest expenses for the first six months of 2019 totaled $21,634,000, or 2.55%, of average assets on an annualized basis, compared to $19,447,000, or 2.61%, of average assets for the same period of 2018.  The $2,187,000, or 11.2%, increase in non-interest expenses in 2019 when compared to the first six months of 2018 is due in part to the $1,080,000 of net gains on the sale of OREO during the first quarter of 2018 discussed above. Otherwise, non-interest expense increased by $1,107,000, or 5.4% in the first six months of 2019 compared to the first six months of 2018, largely due to the inclusion of the newly acquired First Bank of Charleston location. Increases in operating costs include an $805,000, or 8.2%, increase in staff costs, a $451,000, or 14.6%, increase in occupancy and equipment expenses, a $284,000, or 11.2%, increase in outside data processing costs, and a $65,000, or 16.9%, increase in the amortization of intangible assets.  The $451,000 increase in occupancy and equipment expenses included an $185,000 building impairment charge related to a branch location that is in the process of being liquidated.  These increases in non-interest expense were partially offset by $353,000, or 66.1%, decrease in collection related expenses incurred, a $242,000, or 33.7%, decrease in expenses and writedowns on OREO properties (after excluding the $1,080,000 of net gains on sales in 2018 discussed above), a $64,000, or 8.7% decrease in professional fees, and a $29,000, or 10.7%, decrease in FDIC insurance expense.
Non-interest expense for the second quarter of 2019 totaled $11,041,000, or 2.56%, of average assets on an annualized basis, compared to $10,458,000, or 2.77%, of average assets for the same period of 2018.  The $583,000, or 5.58%, increase in non-interest expenses in the second quarter of 2019 compared to the second quarter of 2018, is largely due to the operations of the acquired First Bank of Charleston location.  Increases in operating costs include a $384,000, or 7.6%, increase in staff costs, a $397,000, or 26.8%, increase in occupancy and equipment expense, a $149,000, or 11.7%, increase in outside data processing costs, a $49,000, or 23.1%, increase in taxes not on income and a $33,000, or 17.4%, increase in the amortization of intangible assets.  The $397,000 increase in occupancy and equipment expenses included an $185,000 building impairment charge related to a branch location that is in the process of being liquidated.  Otherwise, occupancy and equipment expense increased by $212,000, or 14.3%, in the second quarter of 2019 compared to the second quarter of 2018.  These increases were partially offset by a $93,000, or 23.3%, decrease in professional fees, a $122,000, or 70.1%, decrease in loan collection expenses, a $297,000, or 56.6%, decrease in OREO expenses, and a $5,000, or 4.0%, decrease in FDIC insurance premiums, when compared to the second quarter of 2018.
Income tax expense was $3,454,000 for the first six months of 2019 compared to $2,781,000 for the first six months of 2018.  The effective tax rate for the six months ended June 30, 2019 was 22.3% compared to 22.6% for the same period in 2018.  For the quarter ended June 30, 2019, income tax expense was $1,772,000, (a 23.2% effective tax rate), compared to $1,317,000, (a 23.1% effective tax rate), for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

B. Financial Position

Total assets at June 30, 2019 increased by $14.0 million to $1.704 billion from the $1.690 billion at December 31, 2018.  The increase in total assets since year-end is largely due to a $14.3 million increase in federal funds sold and a $3.4 million increase in cash and due from banks, partially offset by a $5.0 million decrease in securities available for sale and a $3.1 million decrease in interest bearing bank balances.  Earning assets increased by $5.1 million from the $1.578 billion at year-end 2018 to end the quarter at $1.583 billion.
Cash and due from banks at June 30, 2019 was $26.4 million, a $3.4 million increase from the $23.0 million at December 31, 2018.  Interest bearing bank balances decreased by $3.1 million from the $41.0 million reported at December 31, 2018 but federal funds sold increased by $14.3 million to $32.2 million at June 30, 2019.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.
Securities available for sale totaled $360.7 million at June 30, 2019, a $5.0 million decrease from the $365.7 million at December 31, 2018.  The decrease was largely due to $35.1 million of securities that matured or were called during the first half of 2019 and proceeds from monthly principal payments on Premier’s mortgage backed securities which more than offset the purchase of $21.0 million of investment securities and a $9.6 million increase in market value of securities available for sale.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2019 and December 31, 2018 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at June 30, 2019 were $1.148 billion compared to $1.149 billion at December 31, 2018, a decrease of approximately $1.0 million, or 0.1%. The slight decrease is largely due to regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure, which was substantially offset by internal loan growth.  Loan payoffs during the first half of 2019 resulted in recognizing approximately $494,000 of interest income deferred while the loans were on non-accrual status and $518,000 of remaining fair value discounts associated with the loans.
Premises and equipment increased by $7.3 million, largely due to the recording of a $7.5 million Finance Lease Right to Use Asset in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-02 on January 1, 2019.  Otherwise, premises and equipment decreased by $300,000, largely due to the $185,000 building impairment charge related to a branch location that is in the process of being liquidated as well as regular depreciation.  Goodwill and other intangible assets decreased by $450,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

   Deposits totaled $1.427 billion as of June 30, 2019, a $2.7 million, or 0.2%, decrease from the $1.430 billion in deposits at December 31, 2018.  The overall decrease in deposits is largely due to a $17.8 million, or 4.5%, decrease in non-interest bearing deposits and a $9.9 million, or 3.3%, decrease in interest bearing transaction deposits.  Nearly offsetting these decreases, savings deposits increased by $6.7 million, or 1.9%, since year-end 2018 while time deposits increased by $18.2 million, or 4.7%.  Repurchase agreements with corporate and public entity customers decreased by $1.2 million, or 5.6%, in the first six months of 2019.  FHLB borrowings decreased by $2.5 million, or 28.0%, since year-end 2018 due to planned repayment of borrowings upon maturity.  Other borrowings decreased by $2,500,000 since year-end 2018 due to scheduled principal payments plus additional principal payments on Premier’s existing borrowings.  The $2,500,000 of principal payments fully repaid the borrowing at the parent company as of June 30, 2019.  Subordinated debentures increased by $14,000, due to the amortization of the fair value adjustment recorded in 2016 as part of the acquisition of First National Bankshares.  Other liabilities increased by $7.2 million, largely due to the recording of a $7.5 million Finance Lease Liability also in accordance with the adoption of ASU 2016-02 on January 1, 2019.

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2019 and December 31, 2018.

	(In Thousands)
	2019	2018
Non-accrual loans	$16,839	$17,448
Accruing loans which are contractually past due 90 days or more	1,284	1,086
Accruing restructured loans	6,272	6,283
Total non-performing loans	24,395	24,817
Other real estate acquired through foreclosure (OREO)	14,248	14,024
Total non-performing assets	$38,643	$38,841

Non-performing loans as a percentage of total loans	2.12%	2.16%

Non-performing assets as a percentage of total assets	2.27%	2.30%

Total non-performing loans have decreased since year-end, largely due to a $609,000 decrease in non-accrual loans and an $11,000 decrease in accruing restructured loans.  These decreases in non-performing loans were partially offset by a $198,000 increase in loans past due 90 days or more.  Total non-performing assets have decreased since year-end, largely due to the decrease in non-performing loans.  This decrease was partially offset by a $224,000 increase in other real estate owned acquired through foreclosure (“OREO”).  Other real estate owned increased by $224,000, or 1.6%, largely due to the foreclosure on one commercial real estate property that also resulted in a $450,000 loan charge-off.
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
Gross charge-offs totaled $1.0 million during the first six months of 2019, largely due to the foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $450,000 loan charge-off.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2019 totaled $157,000, resulting in net charge-offs for the first six months of 2019 of $855,000.  This compares to $737,000 of net charge-offs recorded in the first six months of 2018.  The allowance for loan losses at June 30, 2019 was 1.20% of total loans compared to the same percentage at December 31, 2018.  The consistent ratio is due to a small $1.0 million decrease in total loans outstanding  with only a slight change in the amount of allowance for loan losses.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

During the first six months of 2019, Premier recorded $890,000 of provision for loan losses.  This provision compares to $1,615,000 of provision for loan losses recorded during the same six months of 2018.  The provision for loan losses recorded during the first six months of 2019 was primarily to provide for new loans recorded and additional identified credit risk in Premier’s multifamily residential real estate loan, non-owner occupied real estate loan, and commercial and industrial loan portfolios.  The provision for loan losses recorded during the first six months of 2018 was primarily to provide for additional identified credit risk in Premier’s commercial and industrial loan, commercial real estate loan, and construction loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2018 and 2019 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively evaluated impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.
On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted for a proposal to extend the implementation deadline of ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL”, for smaller reporting companies like Premier.  Still subject to a 30-day public comment period, the proposal would extend the implementation deadline for Premier for a period of three-years until January 1, 2023.  If the public’s comments are mostly favorable, the FASB will issue a final document on the decisions sometime in August or September 2019.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $360.7 million of securities at fair value as of June 30, 2019.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At June 30, 2019, total stockholders’ equity of $232.3 million was 13.6% of total assets.  This compares to total stockholders’ equity of $216.7 million, or 12.8% of total assets on December 31, 2018.  The increase in stockholders’ equity was largely due to the $12.0 million of net income for the first six months of 2019 and a $7.6 million, net of tax, increase in the market value of the investment portfolio available for sale.   These increases in stockholders’ equity were partially offset by  $0.30 per share in cash dividends declared and paid during the first six months of 2019.

Tier 1 capital totaled $185.5 million at June 30, 2019, which represents a Tier 1 leverage ratio of 11.1%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $177.0 million of Tier 1 capital at December 31, 2018.  The increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at June 30, 2019.

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  At June 30, 2019, the Company’s capital conservation buffer was 8.45%, well in excess of the fully phased-in 2.50% required by January 1, 2019.

Book value per common share was $15.86 at June 30, 2019 and $14.82 at December 31, 2018.  The increase in book value per share was largely due to the $0.82 per share earned during the first six months, partially offset by the $0.30 per share quarterly cash dividends to common shareholders declared and paid during the first six months of 2019.  Also increasing Premier’s book value per share at June 30, 2019 was the $7.6 million of other comprehensive income for the first six months of 2019 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.52 per share.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

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
JUNE 30, 2019

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

2.1
Agreement and Plan of Merger by and among Citizens Deposit Bank and Trust, Inc., Premier Financial Bancorp, Inc., The First National Holding Company of Jackson and The First National Bank of Jackson dated July 8, 2019 filed as Exhibit 2.1 to Form 8-K filed on July 10, 2019 is incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 8, 2019                 /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 8, 2019             /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer