Form 10-Q
period 2019-09-30
PREMIER FINANCIAL BANCORP INC
filed 2019-11-07
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes      No .
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    No .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in  Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	Smaller reporting company	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes     No .
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PFBI	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, – 14,649,681 shares outstanding at November 5, 2019

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2019

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2019

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

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS)

	(UNAUDITED)
	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$26,608	$22,992
Interest bearing bank balances	80,077	39,911
Federal funds sold	15,983	17,872
Cash and cash equivalents	122,668	80,775
Time deposits with other banks	598	1,094
Securities available for sale	347,811	365,731
Loans	1,140,862	1,149,301
Allowance for loan losses	(13,811)	(13,738)
Net loans	1,127,051	1,135,563
Federal Home Loan Bank stock, at cost	3,538	3,628
Premises and equipment, net	36,384	29,385
Real estate acquired through foreclosure	13,924	14,024
Interest receivable	4,415	4,295
Goodwill	47,640	47,640
Other intangible assets	4,595	5,268
Other assets	1,745	2,712
Total assets	$1,710,369	$1,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$369,034	$391,763
Time deposits, $250,000 and over	96,117	74,161
Other interest bearing	962,089	964,203
Total deposits	1,427,240	1,430,127
Securities sold under agreements to repurchase	21,721	22,062
Other borrowed funds	-	2,500
FHLB advances	6,362	8,819
Subordinated debt	5,428	5,406
Interest payable	847	733
Other liabilities	11,963	3,739
Total liabilities	1,473,561	1,473,386

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,647,515 shares issued and outstanding at September 30, 2019, and 14,624,193 shares issued and outstanding at December 31, 2018	133,680	133,248
Retained earnings	99,047	87,333
Accumulated other comprehensive income (loss)	4,081	(3,852)
Total stockholders' equity	236,808	216,729
Total liabilities and stockholders' equity	$1,710,369	$1,690,115

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$16,438	$13,731	$48,954	$41,449
Securities available for sale
Taxable	2,266	1,745	6,917	4,787
Tax-exempt	85	52	265	166
Federal funds sold and other	519	473	1,342	1,151
Total interest income	19,308	16,001	57,478	47,553

Interest expense
Deposits	2,367	1,355	6,702	3,583
Repurchase agreements and other	24	10	45	25
Other borrowings	-	37	31	125
FHLB advances	48	-	151	-
Subordinated debt	91	90	281	257
Total interest expense	2,530	1,492	7,210	3,990

Net interest income	16,778	14,509	50,268	43,563
Provision for loan losses	425	275	1,315	1,890
Net interest income after provision for loan losses	16,353	14,234	48,953	41,673

Non-interest income
Service charges on deposit accounts	1,216	1,183	3,432	3,343
Electronic banking income	891	968	2,640	2,677
Secondary market mortgage income	97	29	154	142
Other	267	257	768	572
	2,471	2,437	6,994	6,734
Non-interest expenses
Salaries and employee benefits	5,422	4,846	16,048	14,667
Occupancy and equipment expenses	1,700	1,570	5,241	4,660
Outside data processing	1,478	1,315	4,288	3,841
Professional fees	286	526	957	1,261
Taxes, other than payroll, property and income	235	217	734	669
Write-downs, expenses, sales of other real estate owned, net	213	26	690	(335)
Amortization of intangibles	223	190	673	575
FDIC insurance	(5)	171	238	443
Other expenses	1,198	1,306	3,515	3,833
	10,750	10,167	32,384	29,614
Income before income taxes	8,074	6,504	23,563	18,793
Provision for income taxes	1,807	1,483	5,261	4,264

Net income	$6,267	$5,021	$18,302	$14,529

Net income per share:
Basic	$0.43	$0.38	$1.25	$1.09
Diluted	0.43	0.37	1.24	1.08

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,267	$5,021	$18,302	$14,529

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	450	(1,451)	10,042	(6,414)
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	450	(1,451)	10,042	(6,414)
Less tax impact	96	(305)	2,109	(1,347)
Other comprehensive income (loss)	354	(1,146)	7,933	(5,067)

Comprehensive income	$6,621	$3,875	$26,235	$9,462

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three months ended September 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, July 1, 2019	$133,597	$94,978	$3,727	$232,302
Net income	-	6,267	-	6,267
Other comprehensive income (loss)	-	-	354	354
Cash dividends paid ($0.15 per share)	-	(2,198)	-	(2,198)
Stock options exercised	36	-	-	36
Stock based compensation expense	47	-	-	47
Balances, September 30, 2019	$133,680	$99,047	$4,081	$236,808

Balances, July 1, 2018	$110,727	$80,872	$(5,994)	$185,605
Net income	-	5,021	-	5,021
Other comprehensive income (loss)	-	-	(1,146)	(1,146)
Cash dividends paid ($0.15 per share)	-	(2,005)	-	(2,005)
Stock options exercised	67	-	-	67
Stock based compensation expense	36	-	-	36
Balances, September 30, 2018	$110,830	$83,888	$(7,140)	$187,578

Nine months ended September 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	18,302	-	18,302
Other comprehensive income	-	-	7,933	7,933
Cash dividends paid ($0.45 per share)	-	(6,588)	-	(6,588)
Stock options exercised	176	-	-	176
Stock based compensation expense	256	-	-	256
Balances, September 30, 2019	$133,680	$99,047	$4,081	$236,808

Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	14,529	-	14,529
Other comprehensive income	-	-	(5,067)	(5,067)
Cash dividends paid ($0.42 per share)	-	(5,611)	-	(5,611)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock options exercised	168	-	-	168
Stock based compensation expense	217	-	-	217
Balances, September 30, 2018	$110,830	$83,888	$(7,140)	$187,578

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED, DOLLARS IN THOUSANDS)

	2019	2018
Cash flows from operating activities
Net income	$18,302	$14,529
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,624	1,274
Provision for loan losses	1,315	1,890
Amortization (accretion), net	89	984
Writedowns (gains on the sale) of other real estate owned, net	176	(909)
Stock compensation expense	256	217
Changes in:
Interest receivable	(120)	(66)
Other assets	(1,158)	1,002
Interest payable	114	104
Other liabilities	812	(19)
Net cash from operating activities	21,410	19,006

Cash flows from investing activities
Net change on time deposits with other banks	496	496
Purchases of securities available for sale	(39,961)	(92,644)
Proceeds from maturities and calls of securities available for sale	67,203	48,355
Purchase of FHLB stock	(10)	-
Redemption of FHLB stock	100	12
Net change in loans	7,394	11,156
Purchases of premises and equipment, net	(1,211)	(2,643)
Proceeds from sales of other real estate acquired through foreclosure	1,254	7,562
Net cash from (used in) investing activities	35,265	(27,706)

Cash flows from financing activities
Net change in deposits	(3,029)	46,930
Net change in agreements to repurchase securities	(341)	1,418
Repayment of other borrowed funds	(2,500)	(1,650)
Repayment of FHLB advances	(2,500)	-
Proceeds from stock option exercises	176	168
Cash in lieu of fractional shares	-	(13)
Common stock dividends paid	(6,588)	(5,611)
Net cash from (used in) financing activities	(14,782)	41,242

Net change in cash and cash equivalents	41,893	32,542

Cash and cash equivalents at beginning of period	80,775	82,663

Cash and cash equivalents at end of period	$122,668	$115,205

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$7,096	$3,886
Cash paid during period for income taxes	5,090	2,807
Loans transferred to real estate acquired through foreclosure	1,330	1,066
Operating right-of-use asset resulting from lease liability	7,412	-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				September 30, 2019
		Year	Total	Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$475,113	$1,574	$4,517
Premier Bank, Inc.	Huntington, West Virginia	1998	1,227,748	5,301	15,550
Parent and Intercompany Eliminations			7,508	(608)	(1,765)
Consolidated Total			$1,710,369	$6,267	$18,302

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.  However, due to the complexity of the calculation and evolving guidance on adoption management has not yet determined the one-time adjustment.  On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted for a proposal to extend the implementation deadline for smaller reporting companies like Premier.  The proposal extends the implementation deadline for Premier for a period of three-years until January 1, 2023.  The proposal was approved on October 16, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 –SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$243,344	$3,455	$(277)	$246,522
U. S. sponsored agency CMO’s - residential	66,774	1,104	(71)	67,807
Total mortgage-backed securities of government sponsored agencies	310,118	4,559	(348)	314,329
U. S. government sponsored agency securities	17,967	383	(12)	18,338
Obligations of states and political subdivisions	12,112	472	-	12,584
Other securities	2,448	112	-	2,560
Total available for sale	$342,645	$5,526	$(360)	$347,811

Amortized cost and fair value of investment securities, by category, at December 31, 2018 are summarized as follows:

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,575	$513	$(4,846)	$255,242
U. S. sponsored agency CMO’s - residential	69,231	94	(782)	68,543
Total mortgage-backed securities of government sponsored agencies	328,806	607	(5,628)	323,785
U. S. government sponsored agency securities	24,154	196	(180)	24,170
Obligations of states and political subdivisions	14,194	176	(43)	14,327
Other securities	3,453	6	(10)	3,449
Total available for sale	$370,607	$985	$(5,861)	$365,731

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2–SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$7,115	$7,123
Due after one year through five years	17,036	17,449
Due after five years through ten years	3,967	4,156
Due after ten years	4,409	4,754
Mortgage-backed securities of government sponsored agencies	310,118	314,329
Total available for sale	$342,645	$347,811

Securities with unrealized losses at September 30, 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$-	$-	$6,205	$(12)	$6,205	$(12)
U.S government sponsored agency MBS – residential	31,976	(141)	13,629	(136)	45,605	(277)
U.S government sponsored agency CMO – residential	-	-	9,826	(71)	9,826	(71)
Total temporarily impaired	$31,976	$(141)	$29,660	$(219)	$61,636	$(360)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2019 and December 31, 2018 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at September 30, 2019 and December 31, 2018 are summarized as follows:

	2019	2018
Residential real estate	$381,310	$381,027
Multifamily real estate	38,074	54,016
Commercial real estate:
Owner occupied	151,446	138,209
Non-owner occupied	292,879	282,608
Commercial and industrial	98,779	103,624
Consumer	25,296	27,688
Construction and land	122,464	128,926
All other	30,614	33,203
	$1,140,862	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 was as follows:

Loan Class	Balance Dec 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2019

Residential real estate	$1,808	$165	$(121)	$34	$1,886
Multifamily real estate	1,649	143	-	7	1,799
Commercial real estate:
Owner occupied	2,120	700	(533)	5	2,292
Non-owner occupied	3,058	334	(57)	2	3,337
Commercial and industrial	1,897	191	(393)	48	1,743
Consumer	351	125	(175)	34	335
Construction and land	2,255	(349)	(14)	-	1,892
All other	600	6	(171)	92	527
Total	$13,738	$1,315	$(1,464)	$222	$13,811

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 was as follows:

Loan Class	Balance Dec 31, 2017	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2018

Residential real estate	$2,986	$(509)	$(229)	$30	$2,278
Multifamily real estate	978	(504)	(11)	-	463
Commercial real estate:
Owner occupied	1,653	174	(21)	1	1,807
Non-owner occupied	2,313	500	(16)	2	2,799
Commercial and industrial	1,101	1,108	(525)	40	1,724
Consumer	328	90	(105)	50	363
Construction and land	2,408	651	(20)	400	3,439
All other	337	380	(203)	96	610
Total	$12,104	$1,890	$(1,130)	$619	$13,483

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 was as follows:

Loan Class	Balance June 30, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2019

Residential real estate	$1,880	$61	$(62)	$7	$1,886
Multifamily real estate	1,716	78	-	5	1,799
Commercial real estate:
Owner occupied	1,790	500	-	2	2,292
Non-owner occupied	3,280	57	-	-	3,337
Commercial and industrial	2,000	13	(280)	10	1,743
Consumer	368	(4)	(35)	6	335
Construction and land	2,140	(247)	(1)	-	1,892
All other	599	(33)	(74)	35	527
Total	$13,773	$425	$(452)	$65	$13,811

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 was as follows:

Loan Class	Balance June 30, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Sept 30, 2018

Residential real estate	$2,254	$100	$(81)	$5	$2,278
Multifamily real estate	557	(94)	-	-	463
Commercial real estate:
Owner occupied	1,917	(92)	(18)	-	1,807
Non-owner occupied	2,437	360	-	2	2,799
Commercial and industrial	1,599	132	(21)	14	1,724
Consumer	354	39	(42)	12	363
Construction and land	3,253	(213)	(1)	400	3,439
All other	611	43	(73)	29	610
Total	$12,982	$275	$(236)	$462	$13,483

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2019 and December 31, 2018.

	2019	2018
Residential real estate	$2,132	$2,665
Commercial real estate
Owner occupied	1,671	2,040
Non-owner occupied	2,694	3,434
Commercial and industrial	333	1,720
Construction and land	556	1,212
All other	233	225
Total carrying amount	$7,619	$11,296
Contractual principal balance	$11,037	$15,436

Carrying amount, net of allowance	$7,619	$11,296

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the nine months ended September 30, 2019 and September 30, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2019 and September 30, 2018.

	2019	2018
Balance at January 1	$642	$754
New loans purchased	-	-
Accretion of income	(149)	(141)
Loans placed on non-accrual	-	(52)
Income recognized upon full repayment	(74)	(38)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at September 30	$419	$523

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,043	$4,014	$975
Multifamily real estate	4,113	3,726	-
Commercial real estate
Owner occupied	3,807	3,482	54
Non-owner occupied	3,010	1,786	447
Commercial and industrial	1,224	434	-
Consumer	235	191	-
Construction and land	483	458	-
All other	75	73	-
Total	$17,990	$14,164	$1,476

December 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,966	$3,708	$954
Multifamily real estate	4,127	3,905	-
Commercial real estate
Owner occupied	3,692	3,436	56
Non-owner occupied	5,761	4,592	76
Commercial and industrial	1,303	625	-
Consumer	292	253	-
Construction and land	857	856	-
All other	75	73	-
Total	$21,073	$17,448	$1,086

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,310	$6,108	$2,776	$8,884	$372,426
Multifamily real estate	38,074	-	89	89	37,985
Commercial real estate:
Owner occupied	151,446	56	1,995	2,051	149,395
Non-owner occupied	292,879	1,787	990	2,777	290,102
Commercial and industrial	98,779	314	261	575	98,204
Consumer	25,296	255	49	304	24,992
Construction and land	122,464	285	3	288	122,176
All other	30,614	-	73	73	30,541
Total	$1,140,862	$8,805	$6,236	$15,041	$1,125,821

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,027	$7,078	$2,594	$9,672	$371,355
Multifamily real estate	54,016	-	110	110	53,906
Commercial real estate:
Owner occupied	138,209	124	2,601	2,725	135,484
Non-owner occupied	282,608	172	3,301	3,473	279,135
Commercial and industrial	103,624	2,235	262	2,497	101,127
Consumer	27,688	247	112	359	27,329
Construction and land	128,926	388	810	1,198	127,728
All other	33,203	546	73	619	32,584
Total	$1,149,301	$10,790	$9,863	$20,653	$1,128,648

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,886	$-	$1,886	$65	$379,113	$2,132	$381,310
Multifamily real estate	1,570	229	-	1,799	3,725	34,349	-	38,074
Commercial real estate:
Owner occupied	426	1,866	-	2,292	2,699	147,076	1,671	151,446
Non-owner occupied	219	3,118	-	3,337	3,917	286,268	2,694	292,879
Commercial and industrial	192	1,551	-	1,743	386	98,060	333	98,779
Consumer	-	335	-	335	-	25,296	-	25,296
Construction and land	66	1,826		1,892	446	121,462	556	122,464
All other	-	527	-	527	-	30,381	233	30,614
Total	$2,473	$11,338	$-	$13,811	$11,238	$1,122,005	$7,619	$1,140,862

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2019.  The table includes $1,174,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$192	$65	$-
Multifamily real estate	96	89	-
Commercial real estate
Owner occupied	2,618	2,334	-
Non-owner occupied	2,527	1,776	-
Commercial and industrial	509	-	-
	5,942	4,264	-
With an allowance recorded:
Multifamily real estate	4,016	3,636	1,570
Commercial real estate
Owner occupied	1,114	1,087	426
Non-owner occupied	2,702	2,593	219
Commercial and industrial	396	386	192
Construction and land	470	446	66
	8,698	8,148	2,473
Total	$14,640	$12,412	$2,473

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2019 and September 30, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine months ended Sept 30, 2019			Nine months ended Sept 30, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$217	$-	$-	$301	$-	$-
Multifamily real estate	3,823	-	-	2,192	11	11
Commercial real estate:
Owner occupied	3,779	10	10	3,163	54	54
Non-owner occupied	9,009	664	664	9,005	327	327
Commercial and industrial	517	3	3	990	21	21
Construction and land	910	123	123	4,633	12	12
All other	-	-	-	216	10	10
Total	$18,255	$800	$800	$20,500	$435	$435

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2019 and September 30, 2018.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended Sept 30, 2019			Three months ended Sept 30, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$170	$-	$-	$299	$-	$-
Multifamily real estate	3,768	-	-	1,939	-	-
Commercial real estate:
Owner occupied	3,683	4	4	3,041	3	3
Non-owner occupied	7,439	478	478	7,489	86	86
Commercial and industrial	535	1	1	532	5	5
Construction and land	480	2	2	4,467	9	9
All other	-	-	-	142	6	6
Total	$16,075	$485	$485	$17,909	$109	$109

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

The following table presents TDR’s as of September 30, 2019 and December 31, 2018:

September 30, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$36	$161	$197
Multifamily real estate	3,636	-	3,636
Commercial real estate
Owner occupied	1,087	210	1,297
Non-owner occupied	-	2,674	2,674
Commercial and industrial	191	-	191
Total	$4,950	$3,045	$7,995

December 31, 2018	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$347	$97	$444
Multifamily real estate	3,795	-	3,795
Commercial real estate
Owner occupied	1,647	222	1,869
Non-owner occupied	-	5,964	5,964
Commercial and industrial	191	-	191
Total	$5,980	$6,283	$12,263

At September 30, 2019, $1,956,000 in specific reserves were allocated to loans that had restructured terms resulting in a provision for loan losses of $263,000 for the three months ended September 30, 2019 and $413,000 for the nine months ended September 30, 2019.  This compares to a provision for loan losses on restructured loans of $140,000 for the three months ended September 30, 2018 and $303,000 for the nine months ended September 30, 2018.  At December 31, 2018, $1,630,000 in specific reserves were allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

There were no new TDR’s that occurred during the three and nine months ended September 30, 2019 and September 30, 2018.

During the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3–LOANS - continued

As of September 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$368,996	$3,026	$9,288	$-	$381,310
Multifamily real estate	32,577	1,771	3,726	-	38,074
Commercial real estate:
Owner occupied	140,610	4,401	6,435	-	151,446
Non-owner occupied	281,887	5,426	5,566	-	292,879
Commercial and industrial	94,930	2,969	880	-	98,779
Consumer	25,059	-	237	-	25,296
Construction and land	111,764	9,798	902	-	122,464
All other	30,290	155	169	-	30,614
Total	$1,086,113	$27,546	$27,203	$-	$1,140,862

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,808	$1,376	$9,681	$162	$381,027
Multifamily real estate	45,187	4,924	3,905	-	54,016
Commercial real estate:
Owner occupied	126,422	4,840	6,947	-	138,209
Non-owner occupied	262,149	7,647	12,812	-	282,608
Commercial and industrial	96,066	5,280	2,278	-	103,624
Consumer	27,344	31	313	-	27,688
Construction and land	107,196	19,728	2,002		128,926
All other	32,749	381	73	-	33,203
Total	$1,066,921	$44,207	$38,011	$162	$1,149,301

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of September 30, 2019, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4- STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

Shown below is a summary of regulatory capital ratios, exclusive of the capital conservation buffer, for the Company:

	September 30, 2019	December 31, 2018	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	15.4%	14.2%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	15.9%	14.7%	6.0%	8.0%
Total Capital (to Risk-Weighted Assets)	17.1%	15.9%	8.0%	10.0%
Tier 1 Capital (to Average Assets)	11.4%	10.7%	4.0%	5.0%

Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1, 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50%, and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 9.07% at September 30, 2019 and 7.88% at December 31, 2018, well in excess of the fully phased-in 2.50% required by January 1, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases during the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of September 30, 2019, the weighted average remaining lease term for operating leases was 9.59 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.22%.

Total lease expense for the nine months ended September 30, 2019, which is included in net occupancy and equipment expense, was $922,000, consisting of $75,000 short-term lease expense and $847,000 of operating lease expense.  For the three months ended September 30, 2019, lease expense was $300,000, consisting of $27,000 short-term lease expense and $273,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2019	$268
2020	1,059
2021	1,013
2022	995
2023	779
2024 and thereafter	4,172
Total undiscounted cash flows	8,286
Discounted cash flows	(874)
Total lease liability	$7,412

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

Compensation expense of $256,000 was recorded for the first nine months of 2019 while $217,000 was recorded for the first nine months of 2018.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $175,000 at September 30, 2019. This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2019	2018	2019	2018
Basic earnings per share
Income available to common stockholders	$6,267	$5,021	$18,302	$14,529
Weighted average common shares outstanding	14,645,002	13,368,782	14,636,004	13,356,998
Earnings per share	$0.43	$0.38	$1.25	$1.09

Diluted earnings per share
Income available to common stockholders	$6,267	$5,021	$18,302	$14,529
Weighted average common shares outstanding	14,645,002	13,368,782	14,636,004	13,356,998
Add dilutive effects of potential additional common stock	75,513	123,624	76,136	102,578
Weighted average common and dilutive potential common shares outstanding	14,720,515	13,492,406	14,712,140	13,459,576
Earnings per share assuming dilution	$0.43	$0.37	$1.24	$1.08

There were no stock options considered antidilutive for the three or nine months ended September 30, 2019 and 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 were as follows:

		Fair Value Measurements at September 30, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$106,685	$106,685	$-	$-	$106,685
Time deposits with other banks	598	-	599	-	599
Federal funds sold	15,983	15,983	-	-	15,983
Securities available for sale	347,811	-	347,811	-	347,811
Loans, net	1,127,051	-	-	1,118,758	1,118,758
Federal Home Loan Bank stock	3,538	n/a	n/a	n/a	n/a
Interest receivable	4,415	5	990	3,420	4,415

Financial liabilities
Deposits	$(1,427,240)	$(1,025,301)	$(399,595)	$-	$(1,424,896)
Securities sold under agreements to repurchase	(21,721)	-	(21,721)	-	(21,721)
FHLB advances	(6,362)	-	(6,401)	-	(6,401)
Subordinated debt	(5,428)	-	(5,424)	-	(5,424)
Interest payable	(847)	(16)	(831)	-	(847)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$62,903	$62,903	$-	$-	$62,903
Time deposits with other banks	1,094	-	1,085	-	1,085
Federal funds sold	17,872	17,872	-	-	17,872
Securities available for sale	365,731	-	365,231	500	365,731
Loans, net	1,135,563	-	-	1,121,517	1,121,517
Federal Home Loan Bank stock	3,628	n/a	n/a	n/a	n/a
Interest receivable	4,295	-	1,032	3,263	4,295

Financial liabilities
Deposits	$(1,430,127)	$(1,039,430)	$(384,496)	$-	$(1,423,926)
Securities sold under agreements to repurchase	(22,062)	-	(22,062)	-	(22,062)
FHLB advances	(8,819)	-	(8,688)	-	(8,688)
Other borrowed funds	(2,500)	-	(2,478)	-	(2,478)
Subordinated debt	(5,406)	-	(5,509)	-	(5,509)
Interest payable	(733)	(22)	(711)	-	(733)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$246,522	$-	$246,522	$-
U. S. agency CMO’s - residential	67,807	-	67,807	-
Total mortgage-backed securities of government sponsored agencies	314,329	-	314,329	-
U. S. government sponsored agency securities	18,338	-	18,338	-
Obligations of states and political subdivisions	12,584	-	12,584	-
Other securities	2,560	-	2,560	-
Total securities available for sale	$347,811	$-	$347,811	$-

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$255,242	$-	$255,242	$-
U. S. agency CMO’s	68,543	-	68,543	-
Total mortgage-backed securities of government sponsored agencies	323,785	-	323,785	-
U. S. government sponsored agency securities	24,170	-	24,170	-
Obligations of states and political subdivisions	14,327	-	14,327	-
Other securities	3,449	-	2,949	500
Total securities available for sale	$365,731	$-	$365,231	$500

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Securities Available-for-sale
Nine Months Ended September 30, 2019
Balance of recurring Level 3 assets at beginning of period	$500
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at period-end	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2019 are summarized below:

		Fair Value Measurements at September 30, 2019 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$2,066	$-	$-	$2,066
Commercial real estate
Owner occupied	661	-	-	661
Non-owner occupied	2,374	-	-	2,374
Commercial and industrial	194	-	-	194
Construction and land	380	-	-	380
Total impaired loans	$5,675	$-	$-	$5,675

Other real estate owned:
Residential real estate	$1,149	$-	$-	$1,149
Multifamily real estate	10,307	-	-	10,307
Commercial real estate
Owner occupied	291	-	-	291
Construction and land	829	-	-	829
Total OREO	$12,576	$-	$-	$12,576

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,148,000 at September 30, 2019 with a valuation allowance of $2,473,000 and a carrying amount of $10,177,000 at December 31, 2018 with a valuation allowance of $2,796,000.  The change resulted in a provision for loan losses of $324,000 for the nine-months ended September 30, 2019, compared to a $868,000 provision for loan losses for the nine-months ended September 30, 2018 and a $98,000 increase in provision for loans losses for the three months ended September 30, 2019, compared to a $348,000 increase in provision for loan losses for the three months ended September 30, 2018.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $12,576,000, which is made up of the outstanding balance of $13,455,000 net of a valuation allowance of $879,000 at September 30, 2019.  There were $311,000 of writedowns during the nine months ended September 30, 2019, compared to $120,000 of writedowns during the nine months ended September 30, 2018. For the three months ended September 30, 2019 there were $180,000 of additional writedowns compared to no additional writedowns during the three months ended September 30, 2018.  At December 31, 2018, other real estate owned had a net carrying amount of $11,766,000, made up of the outstanding balance of $12,769,000, net of a valuation allowance of $1,003,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 – FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2019 are summarized below:

	September 30, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$2,066	sales comparison	adjustment for estimated realizable value	55.2%-55.2% (55.2%)
Commercial real estate
Owner occupied	661	sales comparison	adjustment for estimated realizable value	68.4%-68.4% (68.4%)
Non-owner occupied	2,374	income approach	adjustment for differences in net operating income expectations	23.4%-67.4% (56.4%)
Commercial and industrial	194	sales comparison	adjustment for estimated realizable value	0.0%-0.0% (0.0%)
Construction and land	380	sales comparison	adjustment for estimated realizable value	56.5%-56.5% (56.5%)
Total impaired loans	$5,675

Other real estate owned:
Residential real estate	$1,149	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (20.2%)
Multifamily real estate	10,307	income approach	adjustment for differences in net operating income expectations	20.0%-20.0% (20.0%)
Commercial real estate
Owner occupied	291	sales comparison	adjustment for estimated realizable value	14.6%-83.2% (39.0%)
Construction and land	829	sales comparison	adjustment for estimated realizable value	37.5%-69.9% (64.1%)
Total OREO	$12,576

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 - SUBSEQUENT EVENT

Effective with the close of business on October 25, 2019, Premier completed its purchase of The First National Bank of Jackson (“Jackson”), a $103.6 million national bank (as of September 30, 2019) headquartered in Jackson, Kentucky whereby Citizens Deposit Bank and Trust, Inc., Premier’s wholly owned subsidiary, purchased Jackson for $14,560,000 in cash.  Under terms of the Merger Agreement, Citizens purchased all the shares of Jackson common stock for an amount equal to Jackson’s total shareholder equity at the effective time plus certain adjustments and subsequently merged Jackson with and into Citizens.  Management has not yet completed all of the analyses needed to estimate the fair value of the assets and liabilities acquired, both tangible and intangible.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

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
Net income for the nine months ended September 30, 2019 was $18,302,000, or $1.24 per diluted share, compared to net income of $14,529,000, or $1.08 per diluted share, for the nine months ended September 30, 2018.  The increase in income in the first nine months of 2019 is largely due to an increase in interest income, an increase in non-interest income,  and a decrease in the provision for loan losses all of which more than offset increases in interest expense and non-interest expense.  The comparative increases in interest income and expense as well as non-interest income and expense are, in large part, attributable to the operations of the First Bank of Charleston acquired on October 12, 2018, which are not included in the first nine months of 2018 income statement results.  The increase in non-interest expense was also partially due to an increase in OREO expense resulting from $1,080,000 of net gains on the sale of OREO properties in the first three months of 2018.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in the first quarter of 2018.  The annualized returns on average common shareholders’ equity and average assets were approximately 10.67% and 1.43% for the nine months ended September 30, 2019 compared to 10.38% and 1.28% for the same period in 2018.
Net income for the three months ended September 30, 2019 was $6,267,000, or $0.43 per diluted share, compared to net income of $5,021,000, or $0.37 per diluted share for the three months ended September 30, 2018.  The increase in net income during the third quarter of 2019 is largely due to increases in interest income and non-interest income, all of which more than offset increases in the provision for loan losses, interest expense, and non-interest expense.  The annualized returns on average common shareholders’ equity and average assets were approximately 10.61% and 1.46% for the three months ended September 30, 2019 compared to 10.65% and 1.32% for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Net interest income for the nine months ended September 30, 2019 totaled $50.268 million, an increase of $6,705,000, or 15.4%, from the $43.563 million of net interest income earned in the first nine months of 2018.  Interest income in 2019 increased by $9,925,000, or 20.9%, largely due to a $7,505,000 increase in interest income on loans, a $2,229,000 increase in interest income on investments, and a $191,000 increase in interest income on federal funds sold and other interest-bearing bank balances.  Interest income on loans in the first nine months of 2019 included approximately $1,619,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the first nine months of 2019 compared to $843,000 of interest income of this kind recognized during the first nine months of 2018.  The loan payoffs included both non-accrual loans and performing loans that were once on non-accrual status.  Otherwise, interest income on loans increased by $6,729,000, or 16.6%, in the first nine months of 2019, largely due to a higher average yield on a higher average balance of loans outstanding during 2019 when compared to the first nine months of 2018.  Interest income on investment securities in the first nine months of 2019 increased by $2,229,000, or 45.0%, largely due to higher average yields and a higher average balance of investments outstanding.  The higher average balance of investments and loans is largely due to the investment and loan portfolios from the First Bank of Charleston acquisition in the fourth quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $191,000, or 16.6%, largely due to an increase in the average yield earned on these balances in 2019 as a result of increases in the short-term interest rate policy of the Federal Reserve Board of Governors during 2018.
Partially offsetting the increase in interest income in the first nine months of 2019 was a $3,220,000, or 80.7%, increase in interest expense, driven by an increase in interest expense on deposits.  Interest expense on deposits increased by $3,119,000, or 87.1% in the first nine months of 2019 due to increases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first nine months of 2019 compared to the same period in 2018.  Average interest-bearing deposit balances were up $107.2 million, or 11.3%, in the first nine months of 2019 compared to the same period of 2018, largely due to the acquisition of the First Bank of Charleston in the fourth quarter of 2018. The average interest rate paid on interest-bearing deposits was up 34 basis points in 2019, from 0.51% in 2018 to 0.85% in 2019.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 70 basis points, driving the overall increase in interest expense on deposits in the first nine months of 2019 when compared to the same period of 2018.  Interest expense on customer repurchase agreements and other short-term borrowings increased by $20,000 in the first nine months of 2019, largely due to an increase in the average rate paid on a slightly higher average balance outstanding.  Adding to the interest expense increase in 2019 was $151,000 of interest expense on the remaining Federal Home Loan Bank (“FHLB”) borrowings of First Bank of Charleston assumed by Premier as part of the acquisition, while there was no such interest in the first nine months of 2018.  Partially offsetting the increase in interest expense on FHLB borrowings, interest expense on other borrowings in the first nine months of 2019 decreased by $94,000, or 75.2%, largely due to a decrease in outstanding borrowings from scheduled and accelerated principal payments on the long-term borrowing at the parent company.  This borrowing was fully repaid during the first half of 2019.  Also, adding to the overall increase in interest expense during 2019 was a $24,000, or 9.3%, increase in interest expense on Premier’s subordinated debt due to an increase in the variable rate interest rate paid in 2019.  The variable interest rate is indexed to the three month London Interbank Offered Rate (“LIBOR”), which has increased over the past twelve months in conjunction with increases in the short-term interest rate policy by the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Premier’s net interest margin during the first nine months of 2019 was 4.22% compared to 4.13% for the same period in 2018.  A portion of the interest income on loans in both 2019 and 2018 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first nine months of 2019 would have been 4.09% compared to 4.05% for the same period in 2018.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 2.37% in the first nine months of 2019, from the 1.90% earned in the first nine months of 2018.  The average yield earned on securities available for sale also increased when compared to the first nine months of 2018.  Similarly, the average yield earned on total loans outstanding increased to 5.68% in 2019 from the 5.35% earned during the first nine months of 2018.  Earning asset yields have increased generally in response to increases in short-term interest rate policy as new loans have been made with higher interest rates and new investment purchases have been at higher market yields.  Similar to the increase in earning asset yields, the average rate paid on interest-bearing liabilities increased by 34 basis points during the first nine months of 2019.  As noted above, the average rates paid on interest-bearing deposits increased from 0.51% in the first nine months to 2018 to 0.85% during the first nine months of 2019, largely due to higher rates paid on certificates of deposit.  The average rate paid on short-term borrowings and other borrowings increased slightly.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures increased from 6.38% in the first nine months of 2018 to 6.94% in the first nine months of 2019 due to increases in short-term interest rate policy.  These increases in average rates paid, plus the average interest rate on the FHLB borrowings assumed in the acquisition of First Bank of Charleston, resulted in an increase in the average rate paid on total interest-bearing liabilities to 0.89% in the first nine months of 2019 compared to 0.55% in the first nine months of 2018. The overall effect was a decrease to Premier’s net interest spread by 2 basis points to 3.94%.  However, due to a greater increase in average interest-earning assets than the increase in average interest-bearing liabilities funded from non-interest-bearing sources, such as the $40.7 million, or 11.9%, increase in non-interest bearing deposits and the $42.2 million, or 22.6% increase in average stockholders’ equity, Premier’s net interest margin did not decrease but increased by 9 basis points to 4.22% in the first nine months of 2019 when compared to the first nine months of 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Additional information on Premier’s net interest income for the nine months of 2019 and nine months of 2018 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept 30, 2019			Nine Months Ended Sept 30, 2018
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$75,694	$1,342	2.37%	$80,960	$1,151	1.90%
Securities available for sale
Taxable	351,783	6,917	2.62	284,136	4,787	2.25
Tax-exempt	13,058	265	3.43	9,362	166	3.01
Total investment securities	364,841	7,182	2.65	293,498	4,953	2.27
Total loans	1,151,855	48,954	5.68	1,035,634	41,449	5.35
Total interest-earning assets	1,592,390	57,478	4.83%	1,410,092	47,553	4.51%
Allowance for loan losses	(13,780)			(12,843)
Cash and due from banks	22,935			25,967
Other assets	109,325			86,392
Total assets	$1,710,870			$1,509,608

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,053,876	6,702	0.85	$946,718	3,583	0.51
Short-term borrowings	21,864	45	0.28	21,769	25	0.15
FHLB advances	6,837	151	2.95	-	-	0.00
Other borrowings	949	31	4.37	4,080	125	4.10
Subordinated debt	5,416	281	6.94	5,386	257	6.38
Total interest-bearing liabilities	1,088,942	7,210	0.89%	977,953	3,990	0.55%
Non-interest bearing deposits	381,655			340,922
Other liabilities	11,479			4,121
Stockholders’ equity	228,794			186,612
Total liabilities and equity	$1,710,870			$1,509,608

Net interest earnings		$50,268			$43,563
Net interest spread			3.94%			3.96%
Net interest margin			4.22%			4.13%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Additional information on Premier’s net interest income for the third quarter of 2019 and third quarter of 2018 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept 30, 2019			Three Months Ended Sept 30, 2018
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$93,796	$519	2.20%	$89,644	$473	2.09%
Securities available for sale
Taxable	346,444	2,266	2.62	297,367	1,745	2.35
Tax-exempt	12,600	85	3.42	8,555	52	3.14
Total investment securities	359,044	2,351	2.64	305,922	1,797	2.37
Total loans	1,146,275	16,438	5.69	1,032,099	13,731	5.28
Total interest-earning assets	1,599,115	19,308	4.81%	1,427,665	16,001	4.46%
Allowance for loan losses	(13,837)			(13,252)
Cash and due from banks	21,296			22,410
Other assets	108,150			85,166
Total assets	$1,714,724			$1,521,989

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,055,037	2,367	0.89	$947,588	1,355	0.57
Short-term borrowings	21,490	24	0.44	23,233	10	0.17
FHLB advances	6,354	48	3.00	-	-	0.00
Other borrowings	-	-	0.00	3,592	37	4.09
Subordinated debentures	5,424	91	6.66	5,394	90	6.62
Total interest-bearing liabilities	1,088,305	2,530	0.92%	979,807	1,492	0.60%
Non-interest bearing deposits	378,757			349,028
Other liabilities	11,500			4,634
Stockholders’ equity	236,162			188,520
Total liabilities and equity	$1,714,724			$1,521,989

Net interest earnings		$16,778			$14,509
Net interest spread			3.89%			3.86%
Net interest margin			4.17%			4.04%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Net interest income for the quarter ended September 30, 2019 totaled $16.778 million, up $2,269,000, or 15.6%, from the $14.509 million of net interest income earned in the third quarter of 2018.  Interest income in 2019 increased by $3,307,000, or 20.7%, largely due to a $2,707,000, or 19.7%, increase in interest income on loans.  Interest income on loans in the third quarter of 2019 included approximately $607,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to only $141,000 of interest income of this kind recognized during the third quarter of 2018.  Otherwise, interest income on loans increased by $2,241,000, or 16.5%, in the third quarter of 2019, partially due to a higher average balance of loans outstanding during the quarter when compared to the third quarter of 2018, largely due to the loans acquired via the purchase of The First Bank of Charleston late in 2018, as well as a higher average yield on the loans outstanding.  Interest income on investment securities in the third quarter of 2019 increased by $554,000, or 30.8%, largely due to higher average yields on a higher average balance of investments outstanding during the third quarter of 2019, primarily due to the investment portfolio added from the acquisition of The First Bank of Charleston in the fourth quarter of 2018.  Interest income from interest-bearing bank balances and federal funds sold increased by $46,000, or 9.7%, due to an increase in the average yield on these balances in 2019 resulting from increases in the short-term interest rate policy of the Federal Reserve Board of Governors during 2018 on a higher average balance outstanding during the third quarter of 2019 when compared to the third quarter of 2018.
Partially offsetting the increase in interest income in the third quarter of 2019 was a $1,038,000, or 69.6%, increase in interest expense.  Interest expense on deposits increased by $1,012,000, or 74.7%, in the third quarter of 2019, due to increases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the quarter, when compared to the third quarter of 2018.  Adding to the increase in interest expense on deposits, average interest-bearing deposit balances were up $107.4 million, or 11.3%, compared to the third quarter of 2018, while the average interest rate paid on interest-bearing deposits was up 32 basis points in 2019, from 0.57% in the third quarter of 2018 to 0.89% in the third quarter of 2019.  Increases in short-term rates have increased competition for deposits and time deposits in particular. The related rates of interest paid on time deposits increased by 70 basis points, driving the overall increase in interest expense on deposits in the third quarter of 2019 when compared to the third quarter of 2018.  Interest expense on customer repurchase agreements and other short-term borrowings increased by $14,000 in the third quarter of 2019, largely due to an increase in the average rate paid on a slightly lower average balance outstanding.  Adding to the interest expense increase in 2019 was $48,000 of interest expense on the remaining Federal Home Loan Bank (“FHLB”) borrowings of First Bank of Charleston assumed by Premier as part of the acquisition, while there was no such interest in the third quarter of 2018.  Partially offsetting the increase in interest expense on FHLB borrowings, interest expense on other borrowings by the parent company decreased by $37,000, in the third quarter of 2019, due to the full repayment of this borrowing prior to the end of June 2019.
Premier’s net interest margin during the third quarter of 2019 was 4.17% compared to 4.04% for the same period in 2018.  A portion of the interest income on loans in 2019 was the result of recognizing deferred interest income and discounts on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the third quarter of 2019 would have been 4.02% compared to 4.00% for the same period in 2018.  As shown in the table above, Premier’s yield earned on federal funds sold and interest bearing bank balances increased to 2.20% in the third quarter of 2019, from the 2.09% earned in the third quarter of 2018.  The average yield earned on securities available for sale increased to 2.64% when compared to 2.37% earned during the third quarter of 2018.  The average yield earned on the loan portfolio increased to 5.69% in 2019 from the

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

5.28% average yield earned in the third quarter of 2018.  Earning asset yields have increased generally in response to increases in short-term interest rate policy as new loans have been made with higher interest rates and new investment purchases have been at higher market yields.  Similar to the increase in earning asset yields, the average rate paid on interest bearing liabilities increased in the third quarter of 2019.  The average rates paid on interest-bearing deposits increased from 0.57% in the third quarter of 2018 to 0.89% during the third quarter of 2019, largely due to higher rates paid on certificates of deposit.  The average rate paid on short-term borrowings and other borrowings also increased although on lower combined average balance outstanding due to the repayment of other borrowings at the parent company.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures increased from 6.62% in the third quarter of 2018 to 6.66% in the third quarter of 2019 due to increases in short-term interest rate policy.  These increases in the average rates paid, plus the average interest rate on the FHLB borrowings assumed in the acquisition of First Bank of Charleston, resulted in an increase in the average rate paid on total interest-bearing liabilities to 0.92% in the third quarter of 2019 compared to 0.60% in the third quarter of 2018.  The overall effect was an increase to Premier’s net interest spread by 3 basis points to 3.89% and its net interest margin by 13 basis point to 4.17% in the third quarter of 2019 when compared to the third quarter of 2018.
Non-interest income increased by $260,000, or 3.9%, to $6,994,000 for the first nine months of 2019 compared to the same period of 2018.  Service charges on deposit accounts increased by $89,000, or 2.7%, other non-interest income increased by $196,000, or 34.3.%, and secondary market mortgage income increased by $12,000, or 8.5%.  Service charges on deposit accounts increased largely due to an increase in customer overdraft activity, while other non-interest income increased largely due to an increase in proportional income from an investment in a start-up insurance agency in 2018, and secondary market mortgage income increased largely due to an increase in the level of home purchasing and refinancing activity in Premier’s markets.  Partially offsetting these increases was a decrease in electronic banking income by $37,000, or 1.4%, primarily due to a decrease in income from debit card transaction activity and non-customer ATM fees.
For the quarter ending September 30, 2019, non-interest income increased by $34,000, or 1.4%, to $2,471,000 compared to $2,437,000 recognized during the same quarter of 2018.  Service charges and fees on deposit accounts increased by $33,000, or 2.8%, secondary market mortgage income increased by $68,000, or 234.5%, and other non-interest income increased by $10,000.  These increases were partially offset by a $77,000, or 8.0%, decrease in electronic banking income primarily due to a decrease in income from debit card transaction activity and non-customer ATM fees.
Non-interest expenses for the first nine months of 2019 totaled $32.38 million, or 2.53% of average assets on an annualized basis, compared to $29.61 million, or 2.62% of average assets for the same period of 2018.  The $2,770,000, or 9.4%, increase in non-interest expenses in 2019 when compared to the first nine months of 2018 is due in part to the $1,080,000 of net gains on the sale of OREO during the first quarter of 2018 discussed above. Otherwise, non-interest expense increased by $1,690,000, or 5.5% in the first nine months of 2019 compared to the first nine months of 2018, largely due to the inclusion of the newly acquired First Bank of Charleston location.  Increases in operating costs include a $1,381,000, or 9.4%, increase in staff costs, a $581,000, or 12.5%, increase in occupancy and equipment expenses, a $447,000, or 11.6%, increase in data processing, a $98,000, or 17.0%, increase in core deposit amortization, and a $65,000, or 9.7%, increase in taxes not on income.  The $447,000 increase in occupancy and equipment expenses included an $185,000 building impairment charge related to a branch location that is in the process of being liquidated.  These increases in non-interest expense were partially offset by a $400,000, or 61.7%, decrease in collection related expenses incurred, a $304,000, or 24.1%, decrease in professional fees, a $205,000, or 46.3%, decrease in FDIC insurance, and a $55,000, or 7.4%, decrease in expenses and writedowns on OREO properties (after excluding the $1,080,000 of net gains on sales in 2018 discussed above).

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Non-interest expenses for the third quarter of 2019 totaled $10.75 million, or 2.49%, of average assets on an annualized basis, compared to $10.17 million, or 2.65%, of average assets for the same period of 2018.  The $583,000, or 5.7%, increase in non-interest expenses in the third quarter of 2019 when compared to the third quarter of 2018 is largely due to a $576,000, or 11.9%, increase in staff costs, a $187,000 increase in OREO expenses, a $163,000, or 12.4%, increase in data processing, and a $130,000, or 8.3%, increase in occupancy and equipment expense.  These increases were partially offset by a $240,000, or 45.6%, decrease in professional fees, a $47,000, or 41.2%, decrease in loan collection expenses, a $176,000, or 103%, decrease in FDIC insurance premiums, and a $67,000, or 6.4%, decrease in other operating expenses, when compared to the third quarter of 2018.  The increase in OREO expense was largely due to $180,000 of writedowns on the carrying value of the properties in the third quarter of 2019.  The decrease in FDIC insurance premium was due to the application of FDIC premium credits for community banks used to offset the third quarter assessment.
Income tax expense was $5,261,000 for the first nine months of 2019 compared to $4,264,000 for the first nine months of 2018.  The effective tax rate for the nine months ended September 30, 2019 was 22.3% compared to 22.7% for the same period in 2018.  For the quarter ended September 30, 2019, income tax expense was $1,807,000, a 22.4% effective tax rate, compared to $1,483,000 (a 22.8% effective tax rate) for the same period in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

B. Financial Position

Total assets at September 30, 2018 increased by $20.3 million to $1.710 billion from the $1.690 billion at December 31, 2018.  The increase in total assets since year-end is largely due to a $40.2 million increase in interest-bearing bank balances, a $3.6 million increase in cash and due from banks, and a $7.0 million increase in premises and equipment, partially offset by a $17.9 million decrease in the investment portfolio, an $8.4 million decrease in total loans, and a $1.9 million decrease in federal funds sold.  Earning assets increased by $11.3 million from the $1.578 billion at year-end 2018 to end the quarter at $1.589 billion.
Cash and due from banks at September 30, 2019 was $26.6 million, a $3.6 million increase from the $23.0 million at December 31, 2018.  Interest-bearing bank balances increased by $40.2 million from $39.9 million reported at December 31, 2018 but federal funds sold decreased by $1.9 million  from $17.9 million at December 31, 2018.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.
Securities available for sale totaled $347.8 million at September 30, 2019, a $17.9 million decrease from the $365.7 million at December 31, 2018.  The decrease was largely due to $59.9 million of securities that matured or were called during the first nine months of 2019 and proceeds from monthly principal payments on Premier’s mortgage backed securities and the sale of $7.3 million of investment securities which more than offset the $40.0 million increase from new purchases and the $10.0 million increase in market value of securities available for sale.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2019 and December 31, 2018 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2019 were $1.141 billion compared to $1.149 billion at December 31, 2018, a decrease of approximately $8.4 million, or 0.7%. The slight decrease is largely due to regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure, which was partially offset by internal loan growth.  Loan payoffs during the first nine months of 2019 resulted in recognizing approximately $894,000 of interest income deferred while the loans were on non-accrual status and $725,000 of remaining fair value discounts associated with the loans.
 Premises and equipment increased by $7.0 million, largely due to the recording of a $7.4 million Finance Lease Right to Use Asset in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-02 on January 1, 2019.  Otherwise, premises and equipment decreased by $400,000, largely due to the $185,000 building impairment charge related to a branch location that is in the process of being liquidated as well as regular depreciation.  Goodwill and other intangible assets decreased by $673,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Deposits totaled $1.427 billion as of September 30, 2019, a $2.9 million, or 0.2%, decrease from the $1.430 billion in deposits at December 31, 2018.  The overall decrease in deposits is largely due to a $22.7 million, or 5.8%, decrease in non-interest bearing deposits.  The decrease was partially offset by a $9.0 million, or 2.3%, increase in certificates of deposits, a $6.1 million, or 1.7%, increase in savings deposits, and a $4.7 million, or 1.6%, increase in interest bearing deposits.  Repurchase agreements with corporate and public entity customers decreased in the first nine months of 2019 by $341,000, or 1.5%.  FHLB borrowings decreased by $2.5 million, or 28.0%, since year-end 2018 due to planned repayment of borrowings upon maturity.  Other borrowings decreased by $2.5 million since year-end 2018 due to scheduled principal payments plus additional principal payments on Premier’s existing borrowings.  Subordinated debentures increased by $22,000, due to amortization of the purchase accounting fair value adjustments applied to the $6.186 million face value of the subordinated debentures from previous acquisitions.

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2019 and December 31, 2018.

	(In Thousands)
	2019	2018
Non-accrual loans	$14,164	$17,448
Accruing loans which are contractually past due 90 days or more	1,476	1,086
Accruing restructured loans	3,045	6,283
Total non-performing loans	18,685	24,817
Other real estate acquired through foreclosure (OREO)	13,924	14,024
Total non-performing assets	$32,609	$38,841

Non-performing loans as a percentage of total loans	1.64%	2.16%

Non-performing assets as a percentage of total assets	1.91%	2.30%

Total non-performing loans have decreased by $6.1 million since year-end, due to a $3.3 million decrease in non-accrual loans and a $3.2 million decrease in accruing restructured loans.  These decreases in non-performing loans were partially offset by a $390,000 increase in loans past due 90 days or more.  Total non-performing assets have decreased since year-end, largely due to the $6.1 million reduction in non-performing loans plus a $100,000 decrease in other real estate acquired through foreclosure (“OREO”).  Other real estate owned decreased by $100,000, or 0.7%, as foreclosures during the year, including one commercial real estate property that also resulted in a $450,000 loan charge-off, were more than offset by $1.1 million of OREO sales and $296,000 of writedowns of existing properties during the year.
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Gross charge-offs totaled $1.5 million during the first nine months of 2019, largely due to the foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $450,000 loan charge-off and one commercial and industrial impaired loan that resulted in a $250,000 loan charge-off.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2019 totaled $222,000, resulting in net charge-offs for the first nine months of 2019 of $1.2 million.  This compares to $511,000of net charge-offs recorded in the first nine months of 2018.  The allowance for loan losses at September 30, 2019 was 1.21% of total loans compared to 1.20% at December 31, 2018.  The increase in the ratio is largely due to a decrease in total loans and a slight increase in the total amount of allowance for loan losses.
During the first nine months of 2019, Premier recorded $1,315,000 of provision for loan losses.  This provision compares to $1,890,000 of provision for loan losses recorded during the same nine months of 2018.  The provision for loan losses recorded during the first nine months of 2019 was primarily to provide for new loans recorded and additional identified credit risk in Premier’s multifamily residential real estate loan, owner occupied real estate loan, non-owner occupied real estate loan, and commercial and industrial loan portfolios partially offset by a decrease in the allowance for construction loans that transferred to repayment status.  The provision for loan losses recorded during the first nine months of 2018 was primarily to provide for additional identified credit risk in Premier’s commercial and industrial loan, commercial real estate loan, and construction loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2018 and 2019 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively evaluated impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans. Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas.  In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent writedowns to net realizable values. These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans and restructured loans, see Note 3 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $347.8 million of securities at fair value as of September 30, 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

E. Capital

At September 30, 2019, total stockholders’ equity of $236.8 million was 13.8% of total assets.  This compares to total stockholders’ equity of $216.7 million, or 12.8% of total assets on December 31, 2018.  The increase in stockholders’ equity was largely due to the $18.3 million of net income earned during the first nine months of 2019 and a $7.9 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases in stockholders’ equity were partially offset by the $0.45 per share cash dividends declared and paid during the first nine months of 2019.
Tier 1 capital totaled $189.9 million at September 30, 2019, which represents a Tier 1 leverage ratio of 11.4%.  This ratio is up from the 10.7% Tier 1 leverage ratio and $177.0 million of Tier 1 capital at December 31, 2018.  The increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital exceeding the proportional growth in average total assets at September 30, 2019.
Beginning on January 1, 2016 an additional capital conservation buffer has been added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four year period from 2016 thru 2019.  As of January 1 2019, the capital conservation buffer is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  At September 30, 2019, the Company’s capital conservation buffer was 9.07%, well in excess of the fully phased-in 2.50% required by January 1, 2019.
Book value per common share was $16.17 at September 30, 2019 and $14.82 at December 31, 2018.  Adding to Premier’s book value per share in the first nine months of 2019 was the $1.25 per share earned during the period partially offset by the $0.45 per share in total quarterly cash dividends to common shareholders declared and paid during the first nine months of 2019.  Also adding to Premier’s book value per share at September 30, 2019 was the $7.9 million of other comprehensive income for the first nine months of 2019 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.54 per share.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2019

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
SEPTEMBER 30, 2019

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
SEPTEMBER 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 7, 2019           /s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 7, 2019           /s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer