Form 10-K
period 2019-12-31
PREMIER FINANCIAL BANCORP INC
filed 2020-03-12
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.
As of June 30, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $193,926,645 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each class	Outstanding at March 6, 2020
Common Stock, no par value	14,658,132

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2020.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company and financial holding company that, as of March 6, 2020 operates thirteen banking offices in Kentucky, three banking offices in Ohio, twenty-six banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and three banking offices in Virginia. At December 31, 2019, Premier had total consolidated assets of $1.781 billion, total consolidated deposits of $1.496 billion and total consolidated stockholders' equity of $240.2 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.
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
December 31, 2019

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
December 31, 2019

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
On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   While the extension agreement became effective on April 1, 2017, the data processing agreement was extended five-years from the original September 2011 termination date.  The contract continues to cover Premier’s core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until September 30, 2022 and provides for automatic five-year extensions after that date.
In 2012, Premier merged Ohio River Bank, headquartered in Ironton, Ohio and Farmers Deposit Bank, headquartered in Eminence, Kentucky with and into Premier’s wholly owned subsidiary Citizens Deposit Bank & Trust, headquartered in Vanceburg, Kentucky.
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
December 31, 2019

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
On April 18, 2018, Premier and First Bank of Charleston, Inc. (“First Bank”), a $180 million community bank headquartered in Charleston, West Virginia jointly announced that they had entered into a definitive agreement of merger whereby Premier would acquire First Bank in exchange for a combination of cash and Premier common stock valued at approximately $33.0 million.  The merger was completed effective with the close of business on October 12, 2018.  Under the terms of the definitive agreement of merger, as amended, each share of First Bank common stock was entitled to receive 1.199 shares of Premier common stock and $5.00 cash from Premier, with Premier issuing approximately 1.249 million shares as a result of the acquisition.  In addition to the cash and shares of common stock from Premier, First Bank shareholders also received a regulatorily approved special dividend of $5.00 per share from the equity of First Bank as part of the acquisition transaction.  In conjunction with the acquisition by Premier, First Bank was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier.  The resulting merger expanded Premier Bank’s full service footprint into the Charleston, West Virginia market place.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Recent Corporate Developments

On July 9, 2019, Premier and The First National Holding Company of Jackson (“First Holding”), a $100 million single bank holding company headquartered in Jackson, Kentucky jointly announced that they had entered into a definitive agreement whereby Citizens Deposit would acquire The First National Bank of Jackson, (“Jackson”), the wholly owned subsidiary of First Holding, in a cash purchase.  The merger was completed effective with the close of business on October 25, 2019 in a cash purchase valued at approximately $14.6 million.  In conjunction with the acquisition by Citizens Deposit, Jackson was merged into Citizens Deposit.  The resulting merger expanded Citizens Deposit’s full service footprint into the Jackson, Kentucky market place.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
When appropriate and economically advantageous, the Company centralizes certain of the Banks' back office, support and investment functions in order to achieve consistency and cost efficiency in the delivery of products and services. The Company centrally provides services such as accounting, loan review, information technology operations and network support, human resources, compliance and internal auditing to the Banks to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, regulatory compliance and other financial and administrative services. Each Bank participates in product development by advising management of new products and services needed by its customers and desirable changes to existing products and services.  Company senior management along with each Bank's management periodically review and standardize their offering of products and services, although pricing decisions remain at the local level.
The Company utilizes a large multi-national external third party provider for its core data processing systems.  As a result, the Company through the Banks is able offer more modern products, such as internet banking, mobile banking and check imaging, plus is able to take advantage of modern technologies such as image exchange to remit and clear items with its exchange agents. The Company has also integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand held computing devices.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Each of the Banks provides a wide range of retail and commercial banking services, including commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individuals and businesses.
The Banks' residential mortgage lending activities consist primarily of loans for purchasing personal residences or loans for commercial or consumer purposes secured by residential mortgages.  The Banks typically only retain mortgage loans with variable interest rate terms due to the longer amortization periods associated with mortgage lending.  For customers who desire fixed rate mortgage terms, the Banks take customer applications for third party mortgage vendors, and in turn receive a commission for their services.  The Banks’ mortgage originators are salaried employees who do not receive a commission or other incentive compensation for the number or type of mortgages they originate.  Consumer lending activities consist of traditional forms of financing for automobile and personal loans including unsecured lines of credit. Commercial lending activities include loans to small to medium-sized businesses located primarily in the communities in which the Banks have branch locations and surrounding areas. Commercial loans are generally secured by business assets including real estate, equipment, inventory, and accounts receivable. Some commercial loans are unsecured.  The branches located in larger metro areas, such as Washington DC, Richmond Virginia, and Cincinnati Ohio, also offer opportunities for larger commercial and commercial real estate loans.  These opportunities are subject to Premier’s strict credit underwriting policies and procedures.
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
December 31, 2019

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
December 31, 2019

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
December 31, 2019

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Bank holding companies currently are required to maintain CET1 capital, Tier I capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.5%, 6.0% and 8.0% of total risk-weighted assets, respectively. At December 31, 2019, Premier met all requirements, with CET1 capital equal to 14.9% of its total risk-weighted assets, Tier I capital equal to 15.4% of its total risk-weighted assets and total capital equal to 16.5% of its total risk-weighted assets.
In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3.0%, if the holding company has the highest regulatory ratings for risk-based capital purposes. All other bank holding companies are required to maintain a leverage ratio of 3.0% plus at least 100 to 200 basis points. At December 31, 2019, Premier's leverage ratio was 11.3%.
The foregoing capital requirements are minimum requirements. The Federal Reserve may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.
An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the Bank's assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Capital Requirements and Phase-in of Capital Buffer – Beginning on January 1, 2015, the standard for minimum regulatory Tier 1 risk-based capital ratio the Banks must maintain in order to be considered “well capitalized” under the regulatory framework for prompt corrective action increased from 6.00% to 8.00%.  Also beginning on January 1, 2015, a new measure of capital adequacy was added for the Banks to be considered “well capitalized”.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered “well capitalized” under the regulatory framework for prompt corrective action.  The equity of both of Premier’s subsidiary banks are already 100% common stockholders’ equity and therefore there was no adverse impact from the implementation of the new capital ratio.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the risk-based capital ratios of the banks at December 31, 2019 and December 31, 2018 exceed the new standards.
Beginning on January 1, 2016 an additional capital conservation buffer was added to the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over the four year period from 2016 thru 2019.  Now fully implemented in 2019, the capital conservation buffer requirement is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company exceed the minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer at December 31, 2019 was 8.46% and at December 31, 2018 was 7.88%, both well in excess of the fully phased-in 2.50% required by January 1, 2019.
Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2019, approximately $11.4 million of the total stockholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.
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

 PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
Gramm-Leach-Bliley Act - On November 12, 1999, the Gramm-Leach-Bliley Act ( “GLBA”) was signed into law, eliminating many of the remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of GLBA took effect March 12, 2000.  GLBA enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a “financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. In addition, GLBA permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."  Premier elected to become a financial holding company effective October 5, 2017.
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
Dodd-Frank Act - On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, implementing far-reaching changes across the financial regulatory landscape, including provisions that, among other things:
•
created a new agency to centralize responsibility for consumer financial protection, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;
•	required bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state;

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

•
changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund and increased the floor of the size for the Deposit Insurance Fund;

•
imposed comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within the institution itself;

•	required large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;
•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
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

Number of Employees

The Company and its subsidiaries collectively had approximately 375 full-time equivalent employees as of December 31, 2019.  Its executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
Changes in interest rates could negatively impact the Company’s results of operations
The earnings of Premier are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.  Given Premier’s current mix of assets and liabilities, a rising interest rate environment would have a slightly positive impact on Premier’s results of operations, because the Company has more interest bearing assets than interest bearing liabilities and the interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.  However, a declining interest rate environment would have a negative impact on Premier’s results of operations.
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
December 31, 2019

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
Transition from London InterBank Offering Rate (“LIBOR”) as a floating rate index to a substitute could adversely affect financial markets generally.
The use of the LIBOR rate as a common index for floating rate loans and borrowings is expected to cease after December 31, 2021.  Furthermore, a commonly accepted replacement index has not yet been widely accepted.  The uncertain impact of the cessation of the use of the LIBOR rate and an eventual substitute index rate on businesses, including borrowers and banks, could also adversely affect financial markets generally.  Similar to the “systemic risk” described below, the commercial soundness of many financial institutions may be closely interrelated as a result of relationships, borrowing rates and derivative interest rate swaps between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  Premier’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.
The Affiliate Banks have not routinely utilized LIBOR as a common index on their floating rate loans to customers and the cessation of its use is not expected to have a significant impact on Premier’s interest income from loans.  Premier’s subordinated debt does bear a floating interest rate that is indexed to the 3-month LIBOR.  While a suitable substitute index has not yet been named, the impact to Premier’s interest expense is not expected to be materially different when a new index is named.
New or revised tax, accounting and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations and financial condition
The financial services industry is highly regulated and laws and regulations may sometimes impose significant limitations on operations. These limitations, and sources of potential liability for the violation of such laws and regulations, are described under the heading “Business — Regulatory Matters” above.  These regulations, along with the existing tax and accounting laws, regulations, rules and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time.  The new accounting standard for Current Expected Credit Losses (“CECL”) is an example of a significant change in accounting standards.  The nature, extent, and timing of the adoption of significant new laws, regulations, rules or standards; changes in existing laws, regulations, rules or standards; or repeal of existing laws, regulations, rules or standards may have a material impact on Premier’s results of operations and financial condition, the effects of which are impossible to predict at this time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
Extensive regulation and supervision
Premier, primarily through the Affiliate Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Premier’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Premier is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, maintain comprehensive programs relating to anti-money laundering and customer identification, maintain customer education programs to avoid excessive overdrafting, and establish and maintain comprehensive programs related to cybersecurity. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in the interpretation or implementation of statutes, regulations or policies, could affect Premier in substantial and unpredictable ways. Such changes could subject Premier to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on Premier’s business, financial condition and results of operations.  Premier and certain of its Affiliate Banks have in the past been subject to such corrective action plans.  While Premier has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the “Regulatory Matters” section in Item 1, “Business”.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Dividend payments by subsidiaries to Premier and by Premier to its shareholders can be restricted.
The Company’s principal source of funds for dividend payments and its debt service obligations is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed in Note 21 to the consolidated financial statements.  During 2020 the Banks could, without prior approval, declare dividends of approximately $11.4 million plus any 2020 net profits retained to the date of the dividend declaration.  Furthermore, one of the consequences of not meeting the newly implemented regulatory capital conservation buffer required of the Company and the subsidiary Banks includes restrictions on the payment of dividends.
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Regional economic changes in the Company’s markets could adversely impact results from operations
Like all banks, Premier is subject to the effects of any economic downturn, and in particular a significant decline in home values or reduced commercial development in Premier’s markets could have a negative effect on results of operations. Premier’s success depends primarily on the general economic conditions in the counties in which Premier conducts business, and in the West Virginia; southern Ohio; northern Kentucky; northern, western and south central Virginia, and the metro Washington, DC, Richmond, Virginia and Cincinnati, Ohio areas in general. Unlike larger banks that are more geographically diversified, Premier provides banking and financial services to customers primarily in the West Virginia counties of Barbour, Boone, Braxton, Calhoun, Clay, Doddridge, Gilmer, Greenbrier, Harrison, Jackson, Kanawha, Lewis, Lincoln, Logan, Monongalia, Roane, Taylor, Upshur, Webster, Wirt and Wood; the southern Ohio counties of Adams, Brown, Gallia, Lawrence and Scioto; the northern Kentucky counties of Boone, Campbell and Kenton in the Cincinnati, Ohio metro area; the Kentucky counties of Bracken, Breathitt, Fleming, Greenup, Henry, Lewis, Mason, Robertson and Shelby; the metro Washington DC area including the surrounding portions of northern Virginia and Maryland; the Richmond and Hampton metro areas of south central Virginia; and the Covington area of western Virginia. The local economic conditions in these market areas have a significant impact on Premier’s ability to originate loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A decline in the general economic conditions caused by inflation or deflation, recession, government intervention or regulation, changes in energy and natural resource markets, international events, unemployment, government shutdown, furlough of government employees, environmental events such as unusual weather patterns or the spread of infectious diseases, or other factors beyond Premier’s control would affect these local economic conditions and could adversely affect Premier’s financial condition and results of operations. Additionally, a significant decline in home values would likely lead to increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios.  Likewise, a significant decline in commercial real estate occupancy rates or values would likely lead to increased delinquencies and defaults in commercial real estate secured loans and result in increased losses in these portfolios.
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
December 31, 2019

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
December 31, 2019

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
The complexity of Britain’s exit from the European Union could adversely affect financial markets generally.  While Premier has no direct loans to or deposits from foreign entities, the uncertain impact of Brexit on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally.  Similar to the “systemic risk” described above, the commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  Premier’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.
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
December 31, 2019

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Integration of current and future acquisitions may be more difficult than anticipated
The success of Premier’s acquisition of Jackson, First Bank or any future acquisitions will depend on a number of factors, including (but not limited to) Premier’s ability to:
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
December 31, 2019

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
December 31, 2019

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
December 31, 2019

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Item 2.  Properties – (continued)
Premier Bank also leases loan production offices at the following locations:
Loan Production Office	Address	Location and Zip Code	Leased/ Owned

Beckley	300 North Kanawha St, Suite 207	Beckley, WV 25801	Leased
Fairmont	412 Fairmont Avenue	Fairmont, WV 26554	Leased

Citizens Deposit Bank & Trust, in addition to its main office at 10 Second Street in Vanceburg, Kentucky, has branches at the following locations:
Branch	Address	Location and Zip Code	Leased/ Owned

AA Branch	67 Commercial Drive, Suite 3	Vanceburg, KY 41179	Leased
Brooksville	111 Powell Street	Brooksville, KY 41004	Owned
Cold Spring	136 Plaza Drive	Cold Spring, KY 41076	Owned
Eminence	5230 South Main Street	Eminence, KY 40019	Owned
Florence	8542 US 42 Highway	Florence KY 41042	Owned
Ft.Wright	3425 Valley Plaza Pkway	Ft. Wright, KY 41017	Owned
Garrison	9234 East KY 8	Garrison, KY 41141	Owned
Jackson Highway 15	770 Highway 15 North	Jackson, KY 41339	Owned
Jackson Main	1126 Main Street	Jackson, KY 41339	Owned
Maysville	1201 US 68	Maysville, KY 41056	Owned
Mt. Olivet	17 West Walnut Street	Mt. Olivet, KY 41064	Owned
Tollesboro	2954 West KY 10	Tollesboro, KY 41189	Owned
Huntington	2600 5th Avenue	Huntington, WV 25701	Owned
Ironton	221 Railroad Street	Ironton, OH 45638	Owned
Proctorville	7604 County Road 107 Unit A	Proctorville, OH 45669	Leased
Ripley	104 Main Street	Ripley, OH 45167	Owned
Item 3.  Legal Proceedings
          The Banks are parties to legal actions that are ordinary routine litigation incidental to a commercial banking business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on the results of operations or financial position of the Company.
Item 4.  Mine Safety Disclosures
          Not Applicable

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
          The Company's common stock is listed on the Nasdaq Global Market System under the symbol PFBI. At December 31, 2019, the Company had approximately 1,490 shareholders of record of its common shares.
The following table sets forth on a quarterly basis cash dividends paid and the range of high and low sales prices on a per share basis during the quarters indicated.
	Cash	Sales Price
	Dividends Paid	High	Low

2018
First Quarter *	0.120	$16.80	$13.43
Second Quarter *	0.150	21.40	14.82
Third Quarter	0.150	20.91	18.01
Fourth Quarter	0.150	19.10	14.42
	0.570

2019
First Quarter	0.150	$16.99	$14.07
Second Quarter	0.150	17.01	14.27
Third Quarter	0.150	18.50	14.34
Fourth Quarter	0.150	20.38	16.81
	0.600
2020
First Quarter (through March 5, 2020)	$0.000	$18.11	$15.08

* For comparative purposes, historical per share amounts prior to June 8, 2018 have been adjusted to reflect a 5 for 4 stock split declared on May 16, 2018, distributed on June 8, 2018 to shareholders of record on June 4, 2018

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2019 approximately $11.4 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2014 with the cumulative total returns of both a broad equity market index and a published industry index.  The historical board equity market index chosen was the Russell 2000.  In 2016, Premier was added to the Russell 2000 index and a graph of the total return performance is included for comparison.  The published industry index chosen was the SNL ($1B-$5B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

Total Return Performance
Premier Financial Bancorp, Inc.
Russell 2000 Index
SNL Bank $1B - $5B Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Premier Financial Bancorp, Inc.	100.00	109.52	152.54	157.06	150.68	189.94
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Banks $1B-$5B Index	100.00	111.94	161.04	171.69	150.42	182.85
  Source:  S&P Global Market Intelligence © 2020

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2019	2018	2017	2016	2015
Earnings
Net interest income	$66,901	$59,754	$57,488	$53,698	$48,380
Provision for loan losses	1,250	2,315	2,499	1,748	326
Non-interest income	9,334	9,098	8,655	8,187	7,099
Non-interest expense	43,764	40,471	40,218	41,193	35,804
Income taxes	7,025	5,898	8,607	6,770	6,903
Net income	$24,196	$20,168	$14,819	$12,174	$12,446

Financial Position
Total assets	$1,781,010	$1,690,115	$1,493,424	$1,496,193	$1,244,693
Loans	1,195,295	1,149,301	1,049,052	1,024,823	849,746
Allowance for loan losses	13,542	13,738	12,104	10,836	9,647
Goodwill and other intangibles	53,016	52,908	38,746	39,720	35,976
Securities	390,754	365,731	278,466	288,607	255,466
Deposits	1,495,753	1,430,127	1,272,675	1,279,386	1,060,196
Other borrowings	26,803	33,381	28,310	32,679	32,986
Subordinated debt	5,436	5,406	5,376	5,343	-
Common equity	240,241	216,729	183,355	174,184	147,232

Per Common Share Data
Net income – basic	1.65	1.48	1.11	0.92	1.11
Net income - diluted	1.64	1.47	1.10	0.92	1.08
Book value	16.39	14.82	13.74	13.10	13.09
Tangible book value	12.77	11.20	10.84	10.11	9.89
Cash dividends	0.60	0.57	0.48	0.45	0.41

Financial Ratios
Return on average assets	1.40%	1.30%	0.99%	0.82%	0.98%
Return on average common equity	10.45%	10.46%	8.13%	6.94%	8.41%
Dividend payout	36.36%	38.51%	43.24%	48.62%	36.69%
Stockholders’ equity to total assets at period-end	13.49%	12.82%	12.28%	11.64%	11.83%
Average stockholders’ equity to average total assets	13.43%	12.39%	12.18%	11.78%	11.67%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a financial holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), a $1.221 billion bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust, Inc. (“Citizens Deposit”), a $553 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-eight communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services. On October 12, 2018, Premier completed its purchase of the First Bank of Charleston (“First Bank”), a $189.0 million bank headquartered in Charleston, West Virginia, and merged the bank into Premier Bank on that date.  On October 25, 2019, Citizens Deposit completed its purchase of the First National Bank of Jackson (“Jackson”), a $100.8 million community bank headquartered in Jackson, Kentucky, and merged Jackson into Citizens Deposit on that date.  As of December 31, 2019, Premier had approximately $1.781 billion in total assets, $1.195 billion in total loans, $1.496 billion in total deposits and $20.4 million in customer repurchase agreements.

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
December 31, 2019

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
December 31, 2019

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

The Company evaluates various loans individually for impairment using accounting guidance issued by the Financial Accounting Standards Board (“FASB”). Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due 90 days or more, restructured loans and other loans selected by management including loans graded as substandard or doubtful by the Company’s internal credit review process. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of probable incurred loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses exceeds the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses were below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses, also known as a negative provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable incurred losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

The loans acquired via the acquisition of First Bank on October 12, 2018 and the acquisition of Jackson on October 25, 2019 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with accounting guidance for acquisitions after 2008, there was no allowance for loan losses applied to the acquired loans at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay, or other factors, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

SUMMARY FINANCIAL RESULTS

Premier had net income of $24.196 million in 2019 compared to $20.168 million of net income in 2018 and $14.819 million of net income reported for 2017.  The operations of First Bank, acquired on October 12, 2018, were included for the full year of 2019.  Furthermore, the operations of Jackson, acquired on October 25, 2019, were only included in the operations of Premier in the last two months of 2019.  Net income increased in 2019, largely due to increases in interest income and non-interest income as well as a decrease in the provision for loan losses.  These positive results more than offset increases in interest expense and non-interest expense.  Net income increased in 2018, largely due to increases in interest income and non-interest income as well as a decrease in the provision for loan losses.  These positive results more than offset increases in interest expense and non-interest expense.  Net income also improved in 2018 due to a decrease in the corporate income tax rate and a corresponding decrease in income tax expense. Basic earnings per share were $1.65 in 2019 compared to $1.48 in 2018 and $1.11 in 2017.  The increase in earnings per share in 2019 was largely the result of the increase in net income.  Similarly, the increase in earnings per share in 2018 was largely the result of the increase in net income.  Similar to the trend in basic earnings per share, diluted earnings per share were $1.64 in 2019 compared to $1.47 in 2018 and $1.10 in 2017.  On June 8, 2018, Premier issued a 5 for 4 stock split to shareholders of record on June 4, 2018.  Each shareholder received 1 additional share of common stock for every 4 shares of common stock already owned on the record date.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock split to aid in the comparison to current period results.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets (“ROA”) and return on average common equity (“ROE”) over the previous five years.  ROA measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of Jackson on October 25, 2019, the purchase of First Bank on October 12, 2018, and the purchase of First National Bankshares Corporation (“Bankshares”) on January 16, 2016.  In 2016, with the acquisition of Bankshares on January 15, 2016, total assets increased to a total of $1.496 billion.  By the end of 2017 total assets declined slightly to $1.493 billion.  In 2018, with the acquisition of First Bank on October 12, 2018, total assets increased to $1.690 billion at December 31, 2018.  In 2019, with the acquisition of Jackson on October 25, 2019, total assets increased to $1.781 billion at December 31, 2019.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

Premier’s net income in 2019 resulted in ROA of 1.40%, an increase from the 1.30% ROA in 2018 and the 0.99% ROA in 2017.  As shown in the table below, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2017 and again in 2019 at 4.18%.  In 2015, net interest income was 4.15% of average earning assets.  In 2016 net interest income decreased to 3.93% of average earnings assets as the yield on

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

earning assets decreased by more than the decrease in the rate paid on interest bearing liabilities.  In 2017, net interest income increased to 4.18% of average earnings assets as changes in short-term interest rates and prime lending rates had a positive impact on yields earned on the investment portfolio, federal funds sold, interest-bearing bank balances and to some extent the loan portfolio.  In 2018, net interest income decreased slightly to 4.13% of average earning assets as the rates paid on interest-bearing liabilities, primarily interest-bearing deposits, increased more significantly than the increase in the yields earned on interest earning assets.  In 2019, net interest income returned to 4.18% of average earning assets, once again achieving its highest level reported in the five-year period.  While the rate paid on interest-bearing liabilities increased more than the yield on earning assets, the growth in non-interest bearing deposits as a funding source resulted in an increase in the net interest margin.

To summarize the Company’s earnings results over the past five years beginning in 2015, net interest income (as a percent of average earnings assets) was 4.15%.  The continuing low interest rate environment and the strong competition for good quality loans resulted in a decrease in the yield on earning assets with only a minor decrease in the cost of interest bearing liabilities. The provision for loan losses in 2015 (as a percent of average earning assets) reduced the net interest margin by 0.03%, decreasing net credit income to 4.12% of average earning assets, the highest level in the five-year period presented.  Net credit income is net interest income reduced by the provision for loan losses recorded during the year.  Non-interest income (as a percent of average earning assets) was 0.61% in 2015, while non-interest expense (as a percent of average earning assets) was 3.05% in 2015.  Premier’s applicable income taxes and tax equivalent adjustment serve to reduce net credit income.  As illustrated in the table, the overall result was a 2015 return on average earning assets of 1.06% and a return on average total assets (ROA) of 0.98%.

In 2016, while short-term asset yields increased in response to the Federal Reserve Board of Governors’ decision to increase the target federal funds rate by 25 basis points in mid-December 2015, overall yield on earning assets still decreased by 22 basis points, largely due to the generally lower asset yields on the loans and investments acquired from Bankshares.  With only a minor decrease in the cost of interest bearing liabilities, net interest income (as a percent of average earnings assets) decreased to 3.93%.  The provision for loan losses in 2016 (as a percent of average earning assets) reduced the net interest margin by 0.13%, decreasing net credit income to 3.80% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased slightly to 0.59% from the 0.61% reported in 2015, as Premier’s non-interest income decreased somewhat in proportion to the increase in total average earning assets in 2016, largely as a result of the acquisition of Bankshares in January 2016.  Non-interest income at 0.59% of average earning assets was the lowest ratio in the five years presented in the table below.  However, non-interest expense (as a percent of average earning assets) decreased even more than the decrease in non-interest income, dropping to 2.99% of average earning assets in 2016, compared to 3.05% of average earning assets in 2015.  The increase in non-interest expense in 2016, largely from the operations of Bankshares, was slightly lower in proportion to the increase in average earning assets, also resulting largely from the acquisition of Bankshares.  Income tax expense (as a percentage of average earning assets) decreased in 2016 to 0.49% as Premier’s decrease in net credit income, as a percentage of average earning assets, and higher level of tax exempt investment income resulted in a lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2016 return on average earning assets to 0.88% and decrease its return on average total assets (ROA) to 0.82%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

In 2017, the cumulative effect of continuing increases in the target federal funds rate throughout 2017 generally improved short-term earning asset yields as well as yields earned on investments and the loan portfolio.  The overall yield on earning assets increased by 23 basis points in 2017 while the cost of interest-bearing liabilities decreased by 1 basis point.  The result was an increase in net interest income (as a percentage of average earning assets) to 4.18%, the highest level in the five-year period presented.  The provision for loan losses in 2017 (as a percent of average earning assets) reduced the net interest margin by 0.185, decreasing net credit income to 4.00% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.62% in 2017 as Premier’s non-interest income grew by 5.7% while the increase in average earning assets was modest at 0.6%.  Also improving the Company’s overall profitability in 2017, non-interest expenses (as a percent of average earning assets) decreased in 2017 to 2.90%.  Total non-interest expense decreased by $975,000, or 2.4%, in 2017, reducing the percentage of average earning assets to 2.90% for the year.  Income tax expense (as a percentage of average earning assets) increased in 2017 to 0.62% as Premier’s net credit income, non-interest income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to increase Premier's 2017 return on average earning assets to 1.07% and increase its return on average total assets (ROA) to 0.99%.

In 2018, the continued cumulative effect of increases in the target federal funds rate throughout 2018 generally improved short-term earning asset yields as well as yields earned on purchases of investments.  However, the competition for good quality loans in 2018 kept the average yields earned on the loan portfolio fairly consistent with the yields earning in 2017.  The overall yield on earning assets increased by only 4 basis points in 2018 as a result.  However, as short-term rates increased in 2018, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  Furthermore, the rise in short-term rates also increased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  The overall rate paid on interest-bearing liabilities increased by 15 basis points in 2018 as a result.  The effect was a decrease in net interest income (as a percentage of average earning assets) to 4.13%.  The provision for loan losses in 2018 (as a percent of average earning assets) reduced the net interest margin by 0.16%, decreasing net credit income to 3.97% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.63% in 2018, the highest ratio reported in the five years presented in the table below, as Premier’s non-interest income grew by 5.1% while the increase in average earning assets was slightly less at 4.9%.  Also improving the Company’s overall profitability in 2018, non-interest expenses (as a percent of average earning assets) decreased to 2.79%.  Total non-interest expense in 2018 was relatively unchanged, increasing by $253,000, or 0.6%, in 2018.  This increase compares to the 4.9% increase in average earning assets and, as a result, reduced the percentage of average earning assets to 2.79% for the year.  Also improving Premier’s reported net income in

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

2018 was the decrease in the federal corporate income tax rate in 2018 to 21%.  As a result, income tax expense (as a percentage of average earning assets) decreased in 2018 to 0.41% as Premier’s effective tax rate in 2018 was 22.6% compared to a 36.7% effective tax rate in 2017.  As illustrated in the table below, the overall result was to increase Premier's 2018 return on average earning assets to 1.39% and increase its return on average total assets (ROA) to 1.30%.

Finally, in 2019, the continued cumulative effect of increases in the target federal funds rate throughout 2018 improved earning asset yields as well as yields earned on purchases of investments.  The overall yield on earning assets increased by 24 basis points in 2019 as a result.  However, as short-term rates increased in 2018, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  The overall rate paid on interest-bearing liabilities increased by 28 basis points in 2019 as a result.  While the rate paid on interest-bearing liabilities increased more than the yield on earning assets, the growth in non-interest bearing deposits as a funding source resulted in an increase in the net interest margin. The effect was that net interest income (as a percentage of average earning assets) once again achieved its highest level reported in the five-year period at 4.18%.  The lower provision for loan losses in 2019 (as a percent of average earning assets) reduced the net interest margin by 0.08%, decreasing net credit income to 4.10% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased to 0.58% in 2019, as the 2.6% growth in Premier’s non-interest income was exceeded by the 10.6% increase in average earning assets in 2019.  Improving the Company’s overall profitability in 2019, non-interest expenses (as a percent of average earning assets) decreased to 2.72%, the lowest level reported in the five-year period.  Total non-interest expense in 2019 increasing by 8.1% due to the operations of First Bank and Jackson in 2019.  This increase compares to the 10.6% increase in average earning assets and, as a result, reduced the percentage of average earning assets to 2.72% for the year.  Income tax expense (as a percentage of average earning assets) increased in 2019 to 0.44% as Premier’s net credit income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to increase Premier's 2019 return on average earning assets to 1.51% and increase its return on average total assets (ROA) to 1.40%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

ANALYSIS of RETURN ON ASSETS and EQUITY

	2019		2018		2017		2016		2015
As a percent of average earning assets
Fully taxable-equivalent net interest income	4.18%		4.13%		4.18%		3.93%		4.15%
Provision for loan losses	(0.08)		(0.16)		(0.18)		(0.13)		(0.03)
Net credit income	4.10		3.97		4.00		3.80		4.12
Non-interest income	0.58		0.63		0.62		0.59		0.61
Non-interest expense	(2.72)		(2.79)		(2.90)		(2.99)		(3.05)
Tax equivalent adjustment	(0.01)		(0.01)		(0.03)		(0.03)		(0.03)
Applicable income taxes	(0.44)		(0.41)		(0.62)		(0.49)		(0.59)
Return on average earning assets	1.51%		1.39%		1.07%		0.88%		1.06%
Multiplied by average earning assets to average total assets	93.12		93.39		92.62		92.56		92.45
Return on average assets	1.40%		1.30%		0.99%		0.82%		0.98%
Multiplied by average assets to average common stockholders’ equity	7.44	X	8.07	X	8.21	X	8.49	X	8.57	X
Return on average common equity	10.45%		10.50%		8.14%		6.94%		8.41%

As the ratio of Premier’s non-interest expenses to average earning assets decreased in 2019, so did Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets).  Premier’s net overhead ratio was 2.14% in 2019, compared to 2.16% in 2018, 2.28% in 2017, 2.40% in 2016, and 2.44% in 2015.  These ratios illustrate a trend in reducing the net operating costs of Premier in proportion to its average earning assets.  In 2016, average earning assets increased by 17.5%, primarily as a result of the acquisition of Bankshares.  However, while non-interest income increased by only 15.3%, non-interest expenses increased by 15.1%, a proportionately lower rate than the increase in average earning assets, thus reducing Premier’s net overhead ratio to 2.40% in 2016.  In 2017, average earning assets increased by only 0.6%, however, non-interest income increased by 5.7%, and non-interest expenses decreased by 2.4%, thus reducing Premier’s net overhead ratio to 2.28% in 2017.  In 2018, Premier’s net overhead ratio decreased even further as average earning assets increased by 4.9% while non-interest income increased by 5.1%, a proportionately larger increase.  Further improving Premier’s net overhead ratio in 2018, non-interest expense increased by only 0.6%.  The overall effect was to reduce Premier’s net overhead ratio to 2.16% in 2018.  Finally, in 2019, average earning assets increased by 10.6% while non-interest expense increased by only 8.1%, largely due to the operations of First Bank and Jackson in 2019.  The larger percentage increase in average earning assets caused the net overhead ratio to decrease.  However, non-interest income increased by only 2.6%, substantially offsetting this benefit.  The overall effect was to reduce Premier’s net overhead ratio to 2.14% in 2019, the lowest level reported in the five-year period. A lower net overhead ratio results in a greater portion of Premier’s net credit income flowing through to net income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

A breakdown of Premier's financial results by quarter for the years ended December 31, 2019 and 2018 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2019
Interest income	$19,064	$19,106	$19,308	$19,100	$76,578
Interest expense	2,229	2,451	2,530	2,467	9,677
Net interest income	16,835	16,655	16,778	16,633	66,901
Provision for loan losses	560	330	425	(65)	1,250
Net overhead	8,417	8,694	8,279	9,040	34,430
Income before income taxes	7,858	7,631	8,074	7,658	31,221
Net income	6,176	5,859	6,267	5,894	24,196
Basic net income per share	0.42	0.40	0.43	0.40	1.65
Diluted net income per share	0.42	0.40	0.43	0.40	1.64
Dividends paid per share	0.15	0.15	0.15	0.15	0.60

2018
Interest income	$15,799	$15,753	$16,001	$18,268	$65,821
Interest expense	1,164	1,334	1,492	2,077	6,067
Net interest income	14,635	14,419	14,509	16,191	59,754
Provision for loan losses	1,115	500	275	425	2,315
Net overhead	6,923	8,227	7,730	8,493	31,373
Income before income taxes	6,597	5,692	6,504	7,273	26,066
Net income	5,133	4,375	5,021	5,639	20,168
Basic net income per share	0.38	0.33	0.38	0.39	1.48
Diluted net income per share	0.38	0.32	0.37	0.39	1.47
Dividends paid per share	0.12	0.15	0.15	0.15	0.57

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2019, is provided in the table below.

In 2019, average earning assets increased by 10.6%, or $153.4 million, from 2018, following a 4.9%, or $67.7 million, increase in 2018 from 2017.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 9.6%, or $96.1 million, in 2019 from 2018.  The increase in 2019 follows a 1.4%, or $13.9 million, increase in 2018 from 2017.  Supporting an increase in the net interest income (as a percentage of average earning assets) in 2019 was a 7.6%, or $26.8 million, increase in average non-interest bearing deposits.  Net interest income (as a percentage of average earning assets) in 2019 was 4.18% compared to 4.13% in 2018. This percentage is also referred to as the net interest margin.  The increase in the net interest margin in 2019 was partially due to a higher amount of deferred interest income and loan purchase discounts recognized on loans that paid off during the year as well as increases in yields earned on loans, investment securities, and liquid assets.  Also impacting the net interest margin, however, the increase in the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets in 2019.  While the rate paid on interest-bearing liabilities increased more than the yield on earning assets, the growth in non-interest bearing deposits as a funding source resulted in an increase in the net interest margin. The increase in average earning assets in 2019 was primarily the result of a $97.4 increase in average loans outstanding, a $6.5 million increase in federal funds sold, and a $59.0 million increase in average investment securities.  The increases in average loans and average investment securities are largely due to the full year inclusion of the assets of First Bank and the acquisition of Jackson on October 25, 2019.  The increase in average interest-bearing liabilities in 2019 was largely due to a $96.2 million increase in average interest-bearing deposits and a $3.8 million increase in average FHLB advances.  These increases were partially offset by a $700,000 decrease in average short-term borrowings (primarily customer repurchase agreements) and a $3.1 million decrease in average long-term borrowings.  The majority of the increase in interest bearing liabilities was the result of the full year inclusion of the liabilities of First Bank in 2019 and the acquisition of Jackson.  The increase in average earning assets in 2018 was primarily the result of a $13.6 increase in average loans outstanding, a $4.8 million increase in federal funds sold, a $13.3 million increase in average investment securities, and a $35.9 million increase in average interest-bearing bank balances.  The increase in average interest-bearing liabilities in 2018 was largely due to a $16.7 million increase in average interest-bearing deposits and a $3.0 million increase in average FHLB advances.  These increases were partially offset by a $2.6 million decrease in average short-term borrowings (primarily customer repurchase agreements) and a $3.3 million decrease in average long-term borrowings.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2019			2018			2017
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$23,836	$736	3.09%	$17,894	$309	1.73%	$21,683	$308	1.42%
States and municipal obligations (1)	13,948	481	3.45	10,291	322	3.13	12,132	402	3.31
Mortgage backed securities	323,471	8,157	2.52	276,051	6,491	2.35	256,293	5,130	2.00
Other securities	6,787	336	4.95	4,809	222	4.62	5,595	190	3.40
Total investment securities	368,042	9,710	2.64	309,045	7,344	2.38	295,703	6,030	2.04
Federal funds sold	18,385	409	2.22	11,848	248	2.09	7,051	73	1.04
Interest-bearing deposits with banks	62,852	1,323	2.10	72,307	1,441	1.99	36,405	603	1.66
Loans, net of unearned income (3)(4)
Commercial	823,603	46,448	5.64	733,983	38,971	5.31	720,679	37,948	5.27
Real estate mortgage	303,191	16,572	5.47	294,271	15,589	5.30	292,650	15,145	5.18
Installment	30,095	2,330	7.74	31,281	2,409	7.70	32,566	2,566	7.88
Total loans	1,156,889	65,350	5.65	1,059,535	56,969	5.38	1,045,895	55,659	5.32
Total interest earning assets	1,606,168	76,792	4.78	1,452,735	66,002	4.54	1,385,054	62,365	4.50
Allowance for loan losses	(13,815)			(13,058)			(11,461)
Cash and due from banks	22,856			25,478			40,915
Premises and equipment	36,864			25,784			23,775
Other assets	72,704			64,600			57,170
Total assets	$1,724,777			$1,555,539			$1,495,453

Liabilities and Equity:
Interest bearing liabilities
NOW and money market	$411,717	1,324	0.32%	$378,617	958	0.25%	$368,093	619	0.17%
Savings deposits	246,954	625	0.25	240,071	581	0.24	238,306	478	0.20
Certificates of deposit and other time deposits	408,712	7,060	1.73	352,511	3,905	1.11	348,124	2,758	0.79
Total interest bearing deposits	1,067,383	9,009	0.84	971,199	5,444	0.56	954,523	3,855	0.40
Short-term borrowings	21,710	70	0.32	22,410	34	0.15	24,965	60	0.24
Other borrowings	710	31	4.37	3,809	156	4.10	7,074	292	4.13
FHLB advances	6,718	198	2.95	2,958	81	2.74	-	-	-
Subordinated debt	5,420	369	6.81	5,390	352	6.53	5,359	295	5.50
Total interest-bearing liabilities	1,101,941	9,677	0.88%	1,005,766	6,067	0.60%	991,921	4,502	0.45%
Non-interest bearing deposits	379,312			352,565			316,931
Other liabilities	11,601			4,451			4,411
Common equity	231,923			192,757			182,190
Total liabilities and equity	$1,724,777			$1,555,539			$1,495,453

Net interest earnings (1)		$67,115			$59,935			$57,863
Net interest spread (1)			3.90%			3.94%			4.05%
Net interest margin (1)			4.18%			4.13%			4.18%
(1) Taxable – equivalent yields are calculated assuming a 21% federal income tax rate for 2019 and 2018 and 35% for 2017
(2) Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4) Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 72.0% of average earning assets during 2019.  Average loans increased in 2019 by $97.4 million, or 9.2%, over 2018 following a $13.6 million, or 1.3%, increase in 2018 over 2017.  The increase in 2019 is largely due to the acquisitions of First Bank and Jackson; otherwise average loans increased by $10.8 million, or 1.0%, as new loans originated exceeded scheduled loan principal payments, payoffs from borrowers, and payoffs due to the workout of problem loans.  Average loans outstanding in 2019 increased by $8.6 million, or 13.6%, in Premier’s Cincinnati Metro market and increased by $116.0 million, or 21.3%, in Premier’s West Virginia market.  The increase in West Virginia included an approximately $79.1 million increase in average loans from the full year inclusion of the loans from the acquisition of First Bank early in the fourth quarter of 2018.  Otherwise, average loans in the West Virginia markets increased by $37.0 million, or 6.8%, in 2019 primarily due to loan demand in central and eastern West Virginia.  Average loans outstanding in Premier’s Virginia markets held steady in 2019, increasing by $91,000, or 0.2%.  Conversely, average loans outstanding decreased by $18.5 million, or 9.2%, in Premier’s DC Metro market; decreased by $3.5 million, or 6.5%, in Premier’s rural Ohio market.; and decreased by $5.4 million, or 3.5%, in Premier’s Kentucky market.  The overall decrease in Kentucky was partially offset by $7.4 million of average loans added via the acquisition of Jackson in the fourth quarter of 2019.  Otherwise, average loans in Kentucky markets decreased by $12.9 million, or 8.4%, in 2019 as loan payoffs exceeded new loan demand.

In 2018, the $13.6 million increase in average loans was largely due to additional loan demand, in Premier’s Cincinnati Metro and West Virginia markets, which more than offset scheduled loan principal payments, payoffs from borrowers, and payoffs due to the workout of problem loans.  Average loans outstanding in 2018 increased by $7.0 million, or 12.4%, in Premier’s Cincinnati Metro market and increased by $58.7 million, or 12.1%, in Premier’s West Virginia market.  The increase in West Virginia included $24.7 million of average loans added via the acquisition of First Bank early in the fourth quarter of 2018.  Otherwise, average loans in the West Virginia markets increased by $34.0 million, or 7.0%, in 2018 due to internal loan demand.  Conversely, average loans outstanding decreased by $30.7 million, or 13.3%, in Premier’s DC Metro market; decreased by $8.9 million, or 16.8%, in Premier’s Virginia market; decreased by $1.9 million, or 3.4%, in Premier’s rural Ohio market; and decreased by $10.5 million, or 6.4%, in Premier’s Kentucky market, as loan payoffs exceeded new loan demand.

Total loans at December 31, 2019 increased by $46.2 million, or 4.0%, from the total at December 31, 2018.  This increase follows a $100.2 million, or 9.6%, increase in total loans in 2018 from the total at December 31, 2017.  The increase in 2019 is largely due to the acquisition of Jackson, which added $41.0 million in loans at December 31, 2019.  Excluding the Jackson loans, total loans increased by $5.2 million, or 0.5%, in 2019 due to organic growth.  Outstanding loans increased in Premier’s Kentucky markets by $33.6 million, or 23.0%; in Premier’s West Virginia markets by $18.2 million, or 2.8%; in Premier’s Cincinnati Metro market by $7.2 million, or 10.7%, and in Premier’s Virginia markets by $4.2 million, or 10.0%.  These increases in 2019 were partially offset by a $14.1 million, or 7.4%, decrease in outstanding loans in Premier’s DC Metro market and a $3.0 million, or 5.9%, decrease in Premier’s rural Ohio market since year-end 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The increase in 2018 was largely due to the acquisition of First Bank, which added $112.0 million in loans at December 31, 2018.  Otherwise total loans decreased by $11.8 million, or 1.1%, in 2018.  Excluding the loans added from the First Bank acquisition, outstanding loans increased in Premier’s West Virginia markets by $36.5 million, or 7.3%, and increased in Premier’s Cincinnati Metro market by $8.1 million, or 13.6%.  These increases in 2018 were partially offset by a $37.5 million, or 16.4%, decrease in outstanding loans in Premier’s DC Metro market; a $4.3 million, or 9.2%, decrease in outstanding loans in Premier’s Virginia market; a $2.3 million, or 4.2%, decrease in Premier’s rural Ohio market; and a $12.4 million, or 7.8%, decrease in Premier’s Kentucky market since year-end 2017.

Loans secured by real estate totaled 87.8% of Premier’s loan portfolio at December 31, 2019, up from 87.4% of total loans at December 31, 2018.  The increase in the percentage was due to increases in real estate construction and land development loans and commercial real estate loans.  The increase in these loans was partially offset by a decrease in residential real estate loans as a percentage of the total loan portfolio, primarily due to the lower percentage of residential real estate loans added to the portfolio from the acquisition of Jackson.  While the recorded investment in commercial real estate secured loans increased $30.0 million in 2019, the commercial real estate percentage to total loans increased 0.9% at the end of 2019, compared to the end of 2018.  At December 31, 2018, loans secured by real estate totaled 87.4% of Premier’s loan portfolio, down from 88.5% of total loans at December 31, 2017.  The decrease in the percentage was due to a decrease in real estate construction and land development loans.  The decrease in these loans was partially offset by increases in residential real estate loans and commercial real estate loans as a percentage of the total loan portfolio.  While the recorded investment in commercial real estate secured loans increased $42.5 million in 2018, the commercial real estate percentage to total loans remained steady at 43.0% at the end of 2017 to and 2018.

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the acquisition of First Bank consisted of approximately $42.4 million of residential real estate mortgage loans, or 37.0% of First Bank’s total loan portfolio.  The loan portfolio acquired via the acquisition of Bankshares consisted of approximately $56.7 million of residential real estate mortgage loans, or 41.3% of the Bankshares total loan portfolio.  The loan portfolio acquired via the acquisition of Jackson consisted of approximately $15.2 million of residential real estate mortgage loans, or 36.4% of the Jackson total loan portfolio.  Premier still facilitates fixed rate mortgage originations but a majority of these are sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called “sub-prime” or “interest only” mortgages.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

The following loan summary table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign borrowers, nor does it have a material volume of highly leveraged transaction lending.

Total non-performing assets, which consist of past-due loans on which interest is not being accrued (“non-accrual loans”), foreclosed properties in the process of liquidation (“OREO”), loans with restructured terms offering a concession to enable a delinquent borrower to repay (“troubled debt restructurings”) and accruing loans past due 90 days or more, were $31.9 million, or 1.79% of total assets at year-end 2019.  These amounts compare to $38.8 million of total non-performing assets, or 2.30% of total assets at year-end 2018 and $51.2 million of total non-performing assets, or 3.43% of total assets at year-end 2017.  The $6.9 million, or 17.8%, decrease in non-performing assets in 2019 from year-end 2018 was largely due to a $3.3 million decrease in accruing troubled debt restructured loans, a $3.0 million decrease in non-accrual loans, and a $1.8 million decrease in OREO.  These decreases were partially offset by a $1.1 million increase in loans past due 90 days or more.  At this time management believes the loans are well collateralized and all principal outstanding on the loans should be collected over time through the bank’s collection efforts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2019	%	2018	%	2017	%	2016	%	2015	%
Summary of Loans by Type
Commercial, secured by real estate	$523,958	43.8%	$493,937	43.0%	$451,433	43.0%	$443,832	43.3%	$374,558	44.1%
Commercial, other	105,079	8.8	103,624	9.0	78,259	7.5	76,736	7.5	68,339	8.0
Real estate construction and land development	136,138	11.4	128,926	11.2	139,012	13.2	117,828	11.5	78,695	9.3
Real estate mortgage	389,985	32.6	381,027	33.2	338,829	32.3	342,294	33.4	285,826	33.6
Agricultural	1,860	0.2	2,233	0.2	1,631	0.2	1,383	0.1	1,728	0.2
Consumer	29,007	2.4	27,688	2.4	28,293	2.7	30,916	3.0	31,445	3.7
Other	9,268	0.8	11,866	1.0	11,595	1.1	11,834	1.2	9,155	1.1
Total loans	$1,195,295	100.0%	$1,149,301	100.0%	$1,049,052	100.0%	$1,024,823	100.0%	$849,746	100.0%

Non-performing Assets
Non-accrual loans	$14,437		$17,448		$15,246		$25,747		$7,141
Accruing loans which are contractually past due 90 days or more	2,228		1,086		3,391		1,999		3,032
Accruing troubled debt restructurings	3,020		6,283		12,584		8,268		3,996
Total non-performing and restructured loans	19,685		24,817		31,221		36,014		14,169
Other real estate acquired through foreclosures	12,242		14,024		19,966		12,665		13,040
Total non-performing and restructured loans and other real estate	$31,927		$38,841		$51,187		$48,679		$27,209

Non-performing and restructured loans as a % of total loans	1.65%		2.16%		2.98%		3.51%		1.67%
Non-performing and restructured loans and other real estate as a % of total assets	1.79%		2.30%		3.43%		3.25%		2.19%

Allocation of Allowance forLoan Losses
Commercial, other	$1,946	9.8%	$2,152	10.2%	$1,226	8.8%	$1,243	8.8%	$1,166	9.3%
Real estate, construction	1,724	11.4	2,255	11.2	2,408	13.2	1,397	11.5	1,061	9.3
Real estate, other	9,591	76.4	8,980	76.2	8,142	75.3	7,849	76.7	7,113	77.7
Consumer installment	281	2.4	351	2.4	328	2.7	347	3.0	307	3.7
Total	$13,542	100.0%	$13,738	100.0%	$12,104	100.0%	$10,836	100.0%	$9,647	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The $1.8 million decrease in OREO is largely due to the fourth quarter 2019 sale of one of the largest OREO properties held and the additional writedown on the largest property held.  The $3.3 million decrease in accruing troubled debt restructured loans was the result of principal payments and payoffs on these loans during 2019.  There were no new troubled debt restructurings that occurred in 2019.  The $3.0 million decrease in non-accrual loans was largely due to the $3.6 million of payoffs on two of the larger non-accrual loans and principal payments on non-accrual loans.  The decreases in non-accrual loans were partially offset by approximately $439,000 of loans from the Jackson acquisition that were on non-accrual status at the end of 2019 and loans that were foreclosed upon during 2019.  Management continues their efforts to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2019, approximately $724,000 of interest income was recognized on non-accrual loans, including approximately $147,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $950,000 that would have been recognized on non-accrual loans during 2018 in accordance with the original terms of the loans.

The decrease in total non-performing assets in 2018 from year-end 2017 was largely due to a $6.3 million decrease in accruing troubled debt restructured loans, a $2.3 million decrease in loans past due 90 days or more, and a $5.9 million decrease in OREO.  These decreases were partially offset by a $2.2 million increase in non-accrual loans.  The $2.2 million increase in non-accrual loans was largely due to the $1.5 million of troubled debt restructurings at December 31, 2017 that were placed on non-accrual status during 2018, plus approximately $1.8 million of loans from the First Bank acquisition that were on non-accrual status at the end of 2018.  These increases in non-accrual loans were partially offset by principal payments on non-accrual loans or loans that were foreclosed upon during 2018.  Management continues their efforts to bring these well-collateralized borrowers to a current status prior to the commencement of collection efforts via foreclosure or other means.  Although, loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2018, approximately $765,000 of interest income was recognized on non-accrual loans, including approximately $6,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year.  This amount compares to approximately $900,000 that would have been recognized on non-accrual loans during 2018 in accordance with the original terms of the loans.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

With the acquisition of Jackson on October 25, 2019, no allowance for loan losses recorded on First Bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At September 30, 2019, just prior to Premier’s acquisition, First Bank reported a collective allowance for loan losses of approximately $236,000.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $834,000 discount to the contractual amounts receivable on the loans at acquisition.  Likewise, in the acquisition of First Bank on October 12, 2018, no allowance for loan losses recorded on First Bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At September 30, 2018, just prior to Premier’s acquisition, First Bank reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $4.6 million discount to the contractual amounts receivable on the loans at acquisition.

The fair value adjustments recorded on the Jackson and First Bank acquired loan portfolios are allocated per loan and are used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired Jackson loan portfolio, management determined that $1.7 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the portfolio being evaluated under the collectively impaired standard. In its evaluation of the acquired First Bank loan portfolio, management determined that $9.9 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the portfolio being evaluated under the collectively impaired standard.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Management believes the estimated probable incurred losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans.  In 2017, large provisions for loan losses were recorded in the second and third quarters due to additional reserves needed on impaired loans and to provide for the growth in the loan portfolio.  In 2018, a large provision for loan losses was recorded in the first quarter primarily to provide for additional identified credit risk on impaired loans in Premier’s commercial real estate and construction loan portfolios.  In 2019, provisions for loan losses were fairly consistent during the first three quarters, under Premier’s analysis of credit risk in the loan portfolio.  In the fourth quarter of 2019, Premier recorded a small negative provision for loan losses in response to a lower overall credit risk calculation for the loan portfolio at year-end.  As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

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

During 2019, Premier recorded $1.2 million of write-downs of OREO properties, which was partially offset by $191,000 of net gains on the disposition of OREO properties in 2019.  The write-downs recorded in 2019 were largely in response to updated appraised values or adjustments in the net realizable value based upon actual sale contracts on properties held to reflect expected net realizable values upon liquidation.  During 2018, Premier recorded $519,000 of write-downs of OREO properties which was more than offset by $969,000 of net gains on the disposition of OREO properties, resulting in a net decrease in 2018 operating expenses of approximately $450,000.  These gains were largely due to approximately $6.1 million of OREO sold, or approximately 30% of the carrying value held on the books at year-end 2017.  The 2018 net operating expense reduction amount compares to $667,000 of write-downs of OREO properties in 2017 and the $207,000 of losses on the disposition of OREO properties, resulting in a net expense of $874,000.  The write-downs recorded in 2017 were largely due to adjustments in the net realizable value based upon actual sale contracts on properties held for an extended period of time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings (“a negative provision”) may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2019, Premier recorded a provision for loan losses of $1.3 million compared to $2.3 million of provision for loan losses recorded in 2018, and a $2.5 million of provision for loan losses in 2017.

At December 31, 2019, the allowance for loan losses was $13.5 million, or 1.13% of total year-end loans, compared to an allowance for loan losses of $13.7 million, or 1.20% of total loans at December 31, 2018.  The decrease in the percentage of allowance to total loans at year-end is partially due to the decrease in the overall allowance but also a result of the acquisition of Jackson.  The amount of allowance allocated to individually impaired loans increased by approximately $306,000 in 2019.  While loans identified as impaired decreased by $8.0 million, or 39.8% since year-end 2018, the amount of allowance allocated to individually impaired loans increased, largely due to increases in estimated credit risk on a multifamily residential loan relationship, two commercial real estate loan relationships and a third commercial loan relationship.  While loans collectively evaluated for impairment increased by $68.0 million in 2019, the amount of allowance allocated to collectively evaluated loans decreased by approximately $502,000, largely due to decreases in the estimated credit risk within the performing loan portfolio under Premier’s established methods for measuring credit risk.  A portion of the increase in loans collectively evaluated for impairment includes approximately $41.7 million of loans acquired via the acquisition of Jackson.  These loans were recorded at their estimated fair value on the date of acquisition including an estimate of credit risk within the loan portfolio and thus no significant amount of allowance for loan losses was deemed necessary for these loans at December 31, 2019.  As a result, the ratio of allowance assigned to collectively evaluated loans decreased to 0.89% at December 31, 2019 compared to 0.98% at December 31, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

At December 31, 2017, the allowance for loan losses was $12.1 million, or 1.15% of total year-end loans, compared to an allowance for loan losses of $10.8 million, or 1.06% of total loans at December 31, 2016.  The increase in the percentage of allowance to total loans at year-end was largely a result of the larger allowance assigned to individually impaired loans.  The amount of allowance allocated to individually impaired loans increased by approximately $896,000 in 2017.  While loans identified as impaired decreased by $8.7 million, or 25.6% since year-end 2016, the amount of allowance allocated to individually impaired loans increased largely due to increases in estimated credit risk on a multifamily residential loan relationship and two construction and land development loans.  The amount of allowance allocated to collectively evaluated loans increased by approximately $372,000, largely due to a $39.4 million increase in collectively evaluated loans outstanding.  The ratio of allowance assigned to collectively evaluated loans remained fairly consistent at December 31, 2017 at approximately 1.04%.

The “Summary of Loan Loss Experience” table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  In 2015, the amount of net charge-offs was slightly less when compared to 2014 due to a significant increase in recoveries on real estate secured loans reducing the ratio of net charge-offs to average loans outstanding to 0.12%.  In 2016, net charge-offs were significantly less when compared to 2015, largely due to a decrease in gross charge-offs.  Combined with the increase in average total loans in 2016, the lower level of net charge-offs reduced the ratio of net charge-offs to average loans outstanding to half of the amount in 2015 at 0.06%.  In 2017, net charge-offs were significantly higher than 2016 largely due to one large multifamily real estate charge-off upon foreclosure when that loan was moved into OREO and relatively low net charge-offs in 2016.  The increased collection efforts by the banks also helped increase gross recoveries.  The increase in net charge-offs in 2017 increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.  In 2018, net charge-offs were significantly less when compared to 2017, largely due to a decrease in gross charge-offs.  The collection efforts by the banks has maintained gross recoveries consistent with the prior year.  The decrease in net charge-offs in 2018 decreased the ratio of net charge-offs to average loans outstanding to 0.06%, the lowest level during the five years presented in the table.  In 2019, net charge-offs were significantly greater when compared to 2018, largely due to an increase in gross charge-offs and a reduction in recoveries from one large recovery in 2018.  The increased average total loans with the increased net charge-offs increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

In 2015, Premier reduced its allowance allocated to impaired loans via payments and payoffs of loans as well as foreclosure.  In the second quarter of 2015, a significant recovery on a real estate secured loan resulted in a negative provision for loan losses for the quarter.  The negative provision was more than offset by increases in the allowance estimated for collectively impaired loans, resulting in $326,000 of provision for loan losses.  In 2016, the provision for loan losses increased to $1,748,000, largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by an additional $42.2 million, or 5.0%, after excluding the $132.8 million of loans acquired via the acquisition of Bankshares but also for an estimate of potential loan losses related to flash flooding that occurred in some of Premier’s West Virginia markets during the last week of June, 2016.  In 2017, the provision for loan losses increased to $2,499,000, largely due to additional specific reserves on individually impaired loans as discussed above and to also provide for the increase in internal loan growth, as loans outstanding increased again in 2017.  Due to substantial assistance from both public and private sources to the regions of West Virginia affected by the flooding, Premier’s actual loan loss experience related to the flooding was minor, and in 2017 management reduced its estimate of potential loan losses believing the affected geographic areas demonstrated no more additional credit risk than that of the other general economic areas served by Premier’s branch network.  As a result, much of the initial provision for loan losses was reversed in 2017 and helped offset additional provisions for loan losses related to individually impaired loans and increases in estimates of potential losses from declining economic activity in southern and central West Virginia.  In 2018, the provision for loan losses decreased to $2,315,000, to provide for the additional specific reserves on individually impaired loans as discussed above and to also provide for an increase in credit risk on collectively evaluated commercial and industrial loans.  These increases were partially offset by decreases in provision for loan losses on residential real estate loans and construction and land development loans.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans.  Finally, in 2019, the provision for loan losses decreased to $1,250,000 as provisions for the increase in specific reserves on individually impaired loans and increases in total loans outstanding were partially offset by a decrease in the allowance allocated to collectively evaluated loans discussed above.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 5 to the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

Net charge-offs in 2019 totaled $1,446,000, as $1,716,000 of loans charged-off were partially offset by $270,000 of recoveries on loans previously charged-off.  Net charge-offs in 2018 totaled $681,000, as $1,368,000 of loans charged-off were partially offset by $687,000 of recoveries on loans previously charged-off.  Net charge-offs in 2017 totaled $1,231,000, as $1,903,000 of loans charged-off were partially offset by $672,000 of recoveries of loans previously charged-off.

In 2019, total charge-offs decreased by $348,000 to $1,716,000, or 0.15% of average total loans.  Charge-offs increased in real estate loans and consumer installment loans but decreased in commercial, financial, and agricultural loans and real estate construction loans.  The majority of the increase was in real estate loans, up $431,000 to $829,000 for the year.  The majority of the increase was due to a small number of loans that had large charge-off activity on residential real estate loans in 2019.  In 2018, total charge-offs decreased by $535,000 to $1,368,000, or 0.13% of average total loans.  Charge-offs decreased in all categories of loans except for commercial, financial, and agricultural loans, which increased by $298,000 to $794,000 for the year.  The majority of the decrease was due to lower charge-off activity on residential and multifamily real estate loans, real estate construction loans, and consumer installment loans in 2018.  In 2017, total charge-offs increased by $893,000 to $1,903,000, or 0.18% of average total loans.  Charge-offs increased in all categories of loans except for consumer installment loans, which decreased by $62,000 to $278,000 for the year.  The majority of the increase was due to a large multifamily real estate loan charge-off in 2017 that resulted in foreclosure.  Otherwise, charge-offs were higher due to charge-off activity on commercial, real estate, and real estate construction loans in 2017.  In 2016, total charge-offs decreased by $1,086,000 to $1,010,000, or 0.10% of average total loans.  Charge-offs decreased in all categories of loans except for consumer installment loans, which increased by $131,000 to $340,000 for the year.  The majority of the decrease was due to a large construction real estate loan charge-off in 2015 that resulted in foreclosure.  Otherwise, charge-offs were only slightly lower due to charge-off activity on commercial loans in 2016.  In 2015, total charge-offs increased by $495,000 to $2,096,000, or 0.24% of average total loans.  Charge-offs increased in all categories of loans except for other real estate loans.  A portion of the increase in the construction real estate loan charge-offs was a result of the foreclosure of a real estate secured loan previously identified as individually impaired and resulted in a charge-off upon foreclosure.  Otherwise, charge-off activity decreased compared to the higher level of other real estate charge-offs recorded in 2014.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2019		2018		2017		2016		2015
Allowance for loan losses beginning of period	$13,738		$12,104		$10,836		$9,647		$10,347
Amounts charged off:
Commercial, financial and agricultural loans	680		794		496		347		611
Real estate construction loans	14		20		129		-		900
Real estate loans – other	829		398		1,000		323		376
Consumer installment loans	193		156		278		340		209
Total charge-offs	1,716		1,368		1,903		1,010		2,096

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	163		169		236		172		121
Real estate construction loans	-		400		10		143		99
Real estate loans – other	65		60		299		50		753
Consumer installment loans	42		58		127		86		97
Total recoveries	270		687		672		451		1,070

Net charge-offs	1,446		681		1,231		559		1,026
Provision for loan losses	1,250		2,315		2,499		1,748		326

Allowance for loan losses, end of period	$13,542		$13,738		$12,104		$10,836		$9,647

Average total loans	$1,156,889		$1,059,535		$1,045,894		$1,003,528		$866,556
Total loans at year-end	1,195,295		1,149,301		1,049,052		1,024,823		849,746

As a percent of average loans
Net charge-offs	0.12%		0.06%		0.12%		0.06%		0.12%
Provision for loan losses	0.11%		0.22%		0.24%		0.17%		0.04%
Allowance for loan losses	1.17%		1.30%		1.16%		1.08%		1.11%

As a percent of total loans at year-end
Allowance for loan losses	1.13%		1.20%		1.15%		1.06%		1.14%

As a multiple of net charge-offs
Allowance for loan losses	9.37	X	20.17	X	9.83	X	19.38	X	9.40	X
Income before tax and provision for loan losses	22.46	X	41.68	X	21.06	X	37.02	X	19.18	X

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2019.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2019
(Dollars in thousands)

	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$115,699	$385,358	$22,957	$524,014
Commercial, other	57,304	43,067	4,756	105,127
Real estate construction	69,194	61,213	5,791	136,198
Agricultural	186	1,501	173	1,860
Total	$242,383	$491,139	$33,677	$767,199

Fixed rate loans	$57,647	$169,475	$16,642	$243,764
Floating rate loans	184,736	321,664	17,035	523,435
Total	$242,383	$491,139	$33,677	$767,199

Fixed rate loans projected to mature after one year				$186,117
Floating rate loans projected to mature after one year				338,699
Total				$524,816

(*) Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Investment Portfolio and
Other Earning Assets

Investment securities averaged $368.0 million in 2019, up $59.0 million, or 19.1%, from the $309.0 million averaged in 2018.  This increase follows a $13.3 million, or 4.5%, increase in 2018 from the $295.7 million averaged in 2017.  The increase in 2019 is largely attributable to the full year inclusion of the investment securities from the acquisition of First Bank and the investment portfolio of Jackson acquired on October 25, 2019.  Although the purchases of investments in 2019 did not exceed the total proceeds from maturities, calls, and paydowns of investments in 2019, the higher balance of investments at the beginning of 2019 also contributed to the higher average balance outstanding in 2019.  The balance of investments at December 31, 2019 increased by $25.0 million, or 6.8%, from the year-end 2018 balance, largely due to the $44.7 million investment portfolio acquired from Jackson.  Otherwise, investments decreased by $19.7 million, or 5.4%, at year-end 2019.  During 2019, only $66.7 million of new investments were purchased although $95.0 million of proceeds were received from maturities, calls, and paydowns of investments in 2019.  The surplus funds were used primarily to satisfy net deposit withdrawals, supplement the funds used in the purchase of Jackson and fund the increase in loans outstanding during the year.  The increase in average investment securities in 2018 is partially attributable to the acquisition of First Bank as well as purchases of investments in 2018 exceeding the total proceeds from maturities, calls, and paydowns of investments in 2018.  At December 31, 2018 the amount of investments totaled $365.7 million, up $87.2 million, or 31.3%, from the $278.5 million of investments at December 31, 2017.  The increase in investments is partially a result of the acquisition of First Bank, which added approximately $45.2 million of investment securities to the portfolio on October 12, 2018.  The remaining $42.0 million increase was the result of net investment purchases from an increase in surplus funds resulting from the decrease in loans outstanding during the year, excluding the acquired First Bank loan portfolio.  During 2018, Premier purchased approximately $110.9 million of investment securities, primarily mortgage-backed securities, which more than offset the $65.2 million of investments that were called or matured (including principal payments on CMO’s and mortgage backed securities) during the year.   During 2018, an increase in surplus funds from the decrease in loans outstanding, excluding the acquired First Bank loan portfolio, were deployed into the investment portfolio in an effort to optimize the yield on total earning assets.

Investment securities are highly liquid and generally have a greater yield than interest bearing bank balances or federal funds sold.  However, their longer investment term generally results in greater interest rate risk over other short-term investments.  As market interest rates decrease, issuers of investment securities routinely invoke call features of their securities and reissue new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, Premier purchases collateralized mortgage obligations (“CMO’s”) and mortgage backed securities (“MBS’s”) issued by government sponsored agencies. These investments return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that would allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities or loans long before the final

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

maturity date of the CMO or MBS.  An added feature of these CMO’s and MBS’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising approximately 88% of the fair value of the investment portfolio at December 31, 2019 and December 31, 2018.

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyses of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2019 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 4 to the consolidated financial statements.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2019	2018	2017

U.S. government sponsored entity securities	$30,730	$24,170	$19,134
States and political subdivisions	16,017	14,327	11,634
Mortgage-backed securities issued by government sponsored entities	341,953	323,785	247,698
Other securities	2,054	3,449	-
Total securities	$390,754	$365,731	$278,466

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2019
(Dollars in thousands)
	Fair Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$7,633		1.95%
After one but within five years	12,105		2.68
After five but within ten years	10,450		2.51
After ten years	542		2.24
Total U.S. government sponsored entity securities	$30,730	4/1	2.43

States and political subdivisions
Within one year	1,822		3.15
After one but within five years	3,238		2.61
After five but within ten years	5,534		3.08
After ten years	5,423		3.78
Total states and political subdivisions securities	$16,017	7/3	3.28

Mortgage-backed securities**
Within one year	2,225		3.10
After one but within five years	325,558		2.67
After five but within ten years	14,170		2.54
Total mortgage-backed securities	$341,953	3/8	2.67

Other securities
After one but within five years	$1,527		3.89%
After five but within ten years	527		3.67
Total other securities	$2,054	3/3	3.84

Total securities available-for-sale	$390,754	3/10	2.68

(*) Fully tax-equivalent using the rate of 21%
(**) Maturities for mortgage-backed securities are based on expected average life

As shown in the Securities Maturity and Yield Analysis table above, the average maturity period of the securities available-for-sale at December 31, 2019 was 3 years and 10 months.  The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Premier’s average investment in federal funds sold and interest bearing bank balances decreased by 3.5% in 2019 compared to 2018.  This decrease follows a 93.7% increase in 2018 compared to 2017.  Averaging $81.2 million in 2019, federal funds sold and interest bearing bank balances decreased $3.0 million from an average balance of $84.2 million in 2018.  The decrease in these highly liquid investments in 2019 was largely the result of helping to satisfy deposit withdrawals, reductions in customer repurchase agreements, and funding the increase in loans outstanding.  The increase in 2018 is in large part due to the increase in short-term interest rates without a corresponding increase in medium-term interest rates.  As a result, the lost earnings from holding lower yielding short-term investments was not nearly as severe as it has been in previous years.  Therefore, Premier held more funds in short-term highly liquid earning assets, such as federal funds sold and interest-bearing bank balances, to maximize its opportunity to fund loans and reduce the debt assumed in the acquisition of First Bank, as well as satisfy deposit withdrawals and reductions in customer repurchase agreements.  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was only 1.04% in 2017, increased to 2.09% in 2018, and then increased to average 2.22% in 2019, in accordance with the Federal Reserve’s Board of Governors’ policy decisions regarding increases in the national federal funds rate.  To obtain higher yields on its most highly liquid funds Premier also invests in interest-bearing bank balances, primarily with the Federal Reserve Bank, which yielded, on average, 1.66% in 2017, far exceeding the yield on average federal funds sold.  In 2018, the average yield on interest-bearing bank balances increased to 1.99%, slightly less than the average federal fund rate.  In comparison, the average yield earned on the entire investment portfolio was 2.04% in 2017, only 38 basis points higher than the average yield earned on interest-bearing bank balances, and the average yield earned on the entire investment portfolio increased to only 2.38% in 2018, only 29 basis point higher than the average yield earned on federal funds sold in 2018.  Thus Premier retained more of its surplus funding in these short-term highly liquid earning assets.  In 2019, the average yield on interest-bearing bank balances increased to 2.10%, still only slightly less than the 2.22% average yield on federal funds sold.  In comparison, the average yield earned on the entire investment portfolio increased to 2.64% in 2019, increasing to 42 basis points higher than the average yield earned on federal funds sold in 2019.

The average balance of federal funds sold increased by $6.5 million in 2019 to $18.4 million, while average interest-bearing bank balances decreased by $9.5 million in 2019 to $62.9 million.  The majority of these interest bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Funding Sources

The average rate paid on interest-bearing liabilities was 0.88% in 2019, up from the 0.60% paid in 2018, and the 0.45% paid in 2017.  The rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in the Federal Funds target rate by the Federal Reserve Board of Governors from December 2017 thru December 2018 resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  As short-term interest rates increased the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  Furthermore, the rise in short-term rates also increased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  In 2019, the average rate paid on its interest-bearing deposits increased by 28 basis points to 0.84%.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018 and the first half of 2019.  As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 62 basis points to 1.73% in 2019, up from 1.11% in 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  However, with three subsequent 25 bps decreases in the Federal Funds target rate by the Federal Reserve Board of Governors from August 2019 thru October 2019, Premier reduced the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2019.  As a result, the average rate paid on interest bearing NOW and money market deposits increased by only 7 basis points in 2019 to 0.32%, up from an average 0.25% paid in 2018.  Lastly, the average rate paid on savings accounts increased by 1 basis point to 0.25% in 2019, up from an average 0.24% paid in 2018.  The overall effect was a 28 basis point increase in the average rate paid for all interest-bearing deposits to 0.84% in 2019, up from 0.56% in 2018.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 28 basis points to 6.81% in 2019.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 and the early part of 2019 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.89% at December 31, 2019 and 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements increased by 17 basis points to 0.32% in 2019 compared to 0.15% during 2018.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the acquisition of First Bank was 2.95% in 2019, up from 2.74% average rate paid in 2018 due to the repayment of maturing lower rate borrowings since the October 2018 acquisition date.  The net result on all interest-bearing liabilities was to increase the average rate paid by 28 basis points to 0.88% in 2019, up from the 0.60% paid in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The 15 basis point increase in the rate paid on interest-bearing liabilities in 2018 was primarily the result of a 16 basis point increase in the average interest rate paid on interest-bearing deposits in 2018 when compared to 2017.  As short-term interest rates increased in 2018, because of interest rate increases by the Federal Reserve Board of Governors, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  In 2018, the average rate paid on its interest-bearing deposits increased by 16 basis points to 0.56%.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  The continued rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in federal funds target rate by the Federal Reserve Board of Governors from December 2017 to December 2018 resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  The average rate paid on certificates of deposit increased the most, at 32 basis points to 1.11% in 2018, as time deposit rates increased and maturing deposits repriced at the higher market rates.  The average rate paid on interest-bearing NOW and money market deposits increased by 8 basis points to 0.25%.  Finally, the average rate paid on savings deposits increased by 4 basis points to 0.24% in 2018.  The overall effect was a 16 basis point increase in the average rate paid for all interest-bearing deposits to 0.56% in 2018, up from 0.40% in 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 103 basis points to 6.53% in 2018.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Contrary to this trend, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 9 basis points to 0.15% in 2018 compared to 0.24% during 2017.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio and therefore, a lower rate average rate was paid in 2018. The average rate paid on Premier’s other borrowings decreased by 3 basis points to 4.10% in 2018 due to the fixed rate feature of the single remaining borrowing in 2018.   In May of 2017, a second borrowing bearing a higher stated interest rate was fully repaid upon maturity.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the was 2.74% in 2018.  The net result on all interest-bearing liabilities was to increase the average rate paid by 15 basis points to 0.60% in 2018, up from the 0.45% paid in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The 1 basis point decrease in the rate paid on interest-bearing liabilities in 2017 was primarily the result of no increase in the average interest rate paid on interest-bearing deposits in 2017 when compared to 2016.   In 2017, the average rate paid on interest-bearing deposits remained unchanged at 0.40% when compared to the average rate paid in 2016.  Market deposit rates remained fairly consistent throughout the year although the competition for funds increased late in 2017 due to the continued rise in short-term interest rates.  The average rate paid on certificates of deposit increased the most, at 3 basis points to 0.79% in 2017, as market time deposit rates began to increase and maturing deposits repriced at the higher market rates.  The average rate paid on interest bearing NOW and money market accounts remained unchanged at 0.17%.  Contrary to this trend, the average rate paid on savings accounts decreased by 1 basis point to 0.20% in 2017.  Premier continued a plan throughout 2017 of lowering the rates paid on the savings deposits obtained in the acquisition of Bankshares, but on a gradual basis in an effort to retain as much of this low cost funding source as possible.  Due to increases in short-term interest rates, the average rate paid on Premier’s short-term borrowings increased by 7 basis points to 0.24% during 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 56 basis points to 5.50% in 2017.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2017 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.31% at December 31, 2017.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the debt due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt includes the periodic amortization of the fair value adjustment.  The average rate paid on Premier’s other borrowings increased by only 1 basis point to 4.13% due to their fixed rate features and a steady decrease in the average outstanding borrowings due to prepayments of principal and a scheduled balloon payment in May of 2017.  The average rate paid on the FHLB borrowings assumed in the acquisition of Bankshares was 6.33% in 2016, which included minor amounts of prepayment penalties.  All FHLB borrowings were repaid in 2016, so no interest expense was recorded in 2017 related to long-term FHLB borrowings.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 1 basis point to 0.45% in 2017, down from the 0.46% paid in 2016

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds is increasingly more intense every year.  Competition has been and will continue to be further intensified as the Federal Reserve Board of Governors changes its targeted federal funds rate, now at 1.75%, thereby changing short-term interest rates.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Premier’s deposits, on average, increased by $122.9 million, or 9.3%, in 2019 following a $52.3 million, or 4.1%, increase in 2018 from 2017 average deposits.  About half of the increase in average deposits came from the full year inclusion of deposits assumed in the acquisition of First Bank during the fourth quarter of 2018.  The First Bank acquisition added approximately $66.2 million to the increase in average deposits in 2019.  The acquisition of Jackson during the fourth quarter of 2019 added another approximately $15.0 million of average deposits in 2019.  The remaining increase in average deposits in 2019 resulted from an increase in interest bearing deposits and an increase in non-interest-bearing deposits.  Average non-interest bearing deposits increased by $26.7 million, or 7.6%, in 2019, including an approximately $13.0 million increase in average non-interest bearing deposits from the full year inclusion of First Bank and $2.5 million of average non-interest bearing deposits assumed in the acquisition of Jackson.  Without these acquired deposits, average non-interest bearing deposits increased by $11.2 million, or 3.2%, in 2019.  Premier continues to offer updates to the competitive features on its retail and commercial checking accounts.  Average certificates of deposit increased by $56.2 million, or 15.9%, in 2019, including an approximately $22.3 million increase in average certificates of deposit from the full year inclusion of First Bank and $7.3 million of average certificates of deposit assumed in the acquisition of Jackson.  Without these acquired deposits, average certificates of deposit increased by $26.6 million, or 7.5%, in 2019 as Premier offered competitive interest rates for these funds in 2019 in conjunction with short-term interest rate changes throughout the year.  Average NOW and money market deposits increased by $33.1 million, or 8.7%, in 2019, including an approximately $28.6 million increase in average NOW and money market deposits from the full year inclusion of First Bank and $1.6 million from the acquisition of Jackson.  Excluding these acquired deposits, average NOW and money market deposits increased by $2.9 million, or 0.8%, as the average rate paid increased from 0.25% in 2018 to 0.32% in 2019.  Average savings deposits increased by $6.9 million, or 2.9%, in 2019, including an approximately $2.3 million increase in average savings deposits from the full year inclusion of First Bank and $3.6 million of average savings deposits assumed in the acquisition of Jackson.  Excluding these acquired deposits, average savings deposits increased by $1.0 million, or 0.4%, in 2019, while the average rate paid held fairly steady, increasing by 1 basis point from the average rate paid in 2018.  Competition for these kinds of deposit accounts intensified in 2019 and Premier has raised its deposit rates in response to competitive pressures.

Premier’s deposits, on average, increased by $52.3 million, or 4.1%, in 2018.  About half of the increase in average deposits came from the deposits assumed in the acquisition of First Bank during the fourth quarter of 2018.  The First Bank acquisition added approximately $25.5 million of average deposits in 2018.  The remaining increase in average deposits in 2018 is largely due to an increase in non-interest bearing deposits.  This increase was partially offset by a decrease in average certificates of deposit.  Average non-interest bearing deposits increased by $35.6 million, or 11.2%, in 2018, including approximately $3.9 million of average non-interest bearing deposits assumed in the acquisition of First Bank.  Premier continues to offer updated competitive features on its retail and commercial checking accounts.  Average certificates of deposit increased by $4.4 million, or 1.3%, in 2018, including approximately $11.0 million of average certificates of deposit assumed in the acquisition of First Bank.  Without the First Bank certificates of deposit, average certificates of deposit decreased by $6.6 million, or 1.9%, in 2018 as the competition for these funds

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

from other investment opportunities intensified in 2018 as short-term interest rates steadily increased throughout the year.  Average NOW and money market deposits increased by $10.5 million, or 2.9%, in 2018, including $9.7 million of average NOW and money market deposits from First Bank.  Excluding the increase from First Bank, average NOW and money market deposits increased by $850,000 even though the average rate paid increased from 0.17% in 2017 to 0.25% in 2018.  Average savings deposits increased by $1.8 million, or 0.7%, in 2018, including $974,000 of average savings deposits from First Bank.  Excluding the increase from First Bank, average savings deposits increased by $791,000, or 0.3%, even as the average rate paid increased by 4 basis points from the average rate paid in 2017.  Competition for these kinds of deposit accounts intensified in 2018 as Premier has raised its deposit rates in response to competitive pressures.

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

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2019.

MATURITY OF TIME DEPOSITS $100,000 OR MORE
December 31, 2019
(Dollars in thousands)
Maturing 3 months or less	$38,130
Maturing over 3 months	60,399
Maturing over 6 months	63,889
Maturing over 12 months	78,933
Total	$241,351

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax-exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks, borrowings from the FHLB with an original maturity of less than one year and borrowings from the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2019, average short-term borrowings decreased by $700,000, or 3.1%, largely due to a $639,000, or 2.9%, decrease in average customer repurchase agreements and a $66,000 decrease in average short-term borrowings from the FHLB and federal funds purchased from other banks.  In 2018, average short-term borrowings decreased by $2.6 million, or 10.2%, largely due to a $502,000, or 2.2%, decrease in average customer repurchase agreements and a $2.1 million decrease in average short-term borrowings from the FHLB and federal funds purchased from other banks.

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company or the Banks.  Premier had no long-term FHLB borrowings in 2017.  In 2018, Premier assumed $28.4 million of FHLB advances to First Bank in its acquisition in the fourth quarter of 2018.  Approximately $19.5 million of these advances matured before December 31, 2018 and were repaid by Premier.  In 2019, $2.5 million of the remaining FHLB advances matured and were repaid out of existing surplus liquidity.  The remaining $6.4 million of FHLB advances have maturities from one to eight months.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.

There were no other borrowings at December 31, 2019.  Other borrowings at December 31, 2018 consisted of a $2.5 million long-term borrowing from First Guaranty Bank at the parent company which was fully repaid by June 30, 2019.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020.  Through a series of additional principal payments, the Company was able to fully retire the borrowing before the end of June 2019.  The Promissory Note was secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  At December 31, 2017 other borrowings consisted of the long-term borrowing at the parent company described above, which had an outstanding balance of a $5.0 million.  The average rate paid on other borrowings was 4.13% in 2017, 4.10% in 2018, and 4.37% in 2019.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

Premier also maintains lines of credit with both First Guaranty Bank ($6.0 million) and the Bankers’ Bank of Kentucky ($5.0 million) for unforeseen funding needs that may occur.  The lines of credit bear floating interest rates and are secured by pledges of Premier’s investment in the Affiliate Banks and covered by each lender’s Commercial Pledge Agreements, respectively.  Premier did not draw on these lines of credit in 2017, 2018 or 2019.  For more information on other borrowings, see Note 12 to the consolidated financial statements.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   While the extension agreement became effective on April 1, 2017, the data processing agreement was extended five-years from the original September 2011 termination date.  The contract continues to cover Premier’s core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until September 30, 2022 and provides for automatic five-year extensions after that date.  Based upon the average billings for services rendered during the last three months of 2019, the estimated payments to FIS for these services under the remainder of the existing contracts will be approximately $4.7 million in 2020.  Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via any other acquisitions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

In addition to leasing the Company’s headquarters in Huntington, West Virginia, the Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. The Affiliate Banks also lease branch facilities in West Hamlin, Rock Cave and Burnsville, West Virginia; Vanceburg, Kentucky; and Proctorville, Ohio. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms, including extension options by the lessee, ranging from 2020 through 2034.  Estimated future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2019
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,495,753	$1,357,823	$116,463	$21,459	$8
Repurchase agreements	20,428	20,428	-	-	-
Federal Home Loan Bank advances(1)	6,400	6,400	-	-	-
Subordinated debentures (2)	6,186	-	-	-	6,186
Operating lease obligations(3)	8,018	1,059	2,008	1,456	3,495
Data and item processing contracts(4)	12,969	4,716	8,253	-	-
Total	$1,549,754	$1,390,426	$126,724	$22,915	$9,689
(1) The contractual obligation of the Federal Home Loan Bank advances differs from the carrying value on the balance sheet at Dec.31, 2019 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of First Bank on Oct. 12, 2018.
(2) The contractual obligation of the subordinated debenture differs from the carrying value on the balance sheet at December 31, 2019 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.
(3) The operating lease obligations include extension options that may be exercised by the Company.
(4) Data and item processing contractual obligations are estimated using the average billing for the last three months of 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 3.5% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 4.5% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 6.0% over the projected stable rate net interest income in a rising rate scenario but would decrease by 6.7% in a falling rate scenario.  Under both the 100 and 200 basis point simulations, the percentage changes in net interest income are within Premier's ALCO policy guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2019	Year-end 2018	ALCO Guidelines

Projected 1-year net interest income
-100 bp change vs. base rate	-4.5%	-4.2%	5%
+100 bp change vs. base rate	3.5%	0.4%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-6.7%	-9.1%	10%
+200 bp change vs. base rate	6.0%	-0.1%	10%

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

Premier generated $29.2 million of cash from operations in 2019, which compares to $27.1 million in 2018 and $20.4 million in 2017.  Total cash from operations along with proceeds from the maturity and calls of securities, increases in deposit balances and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2017, $25.3 million of cash was used in investing activities, primarily as $65.8 million of cash generated from maturities and calls of investment securities and $4.6 million in proceeds from the sale of OREO were used to purchase $57.2 million of investment securities and fund $36.8 million of new loans.  In 2018, $23.1 million of cash was used in investing activities, primarily as $65.2 million of cash generated from maturities and calls of investment securities, $13.4 million from the net repayment of loans, and $7.8 million in proceeds from the sale of OREO, were used to purchase $110.9 million of investment securities.  In 2019, $19.7 million of cash was generated from investing activities, primarily as $95.0 million of cash generated from maturities and calls of investment securities, and $2.3 million in proceeds from the sale of OREO, were used to purchase $66.7 million of investment securities, fund the purchase of Jackson, net of cash and cash equivalents received, and fund $5.2 million of new loans.

In 2019, Premier used the $29.2 million of cash from operations and the $19.7 million of cash retained from investing activities to fund $20.1 million of deposit withdrawals and $1.6 million of customer repurchase agreement withdrawals, payoff the remaining $2.5 million in principal on other borrowings, repay $2.5 million of maturing FHLB advances, and pay $8.8 million of common stock dividends during the year.  In 2019, Premier also received $246,000 from the exercise of employee stock options and retained $13.7 million of net cash generated from all

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

activities.  In 2018, Premier used the $27.1 million of cash from operations and $25.3 million of cash received from an increase in deposit balances, plus a portion of the $82.7 million of cash and cash equivalents on hand to satisfy the $23.1 million of cash used in investing activities, to pay $2.5 million in principal on other borrowings, repay the $19.5 million of FHLB advances assumed in the acquisition First Bank, and pay $7.8 million of common stock dividends.  In 2018, Premier also received $193,000 from the exercise of employee stock options and used $1.6 million to satisfy reductions in customer repurchase agreements.  Overall, these activities reduced Premier’s cash and cash equivalents by $1.9 million during the year.  In 2017, Premier used the $20.4 million of cash from operations plus a portion of the $104.7 million of cash and cash equivalents on hand to satisfy the $25.3 million of cash used in investing activities, fund $6.7 million of deposit withdrawals and $510,000 of customer repurchase agreement withdrawals, reduce outstanding borrowings by $3.9 million, and pay $6.4 million of common stock dividends during the year.  In 2017, Premier also received $317,000 from the exercise of employee stock options.  Overall, these activities reduced Premier’s cash and cash equivalents by $22.1 million during the year.

At December 31, 2019, the parent company had $13.2 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  During 2019 the parent company generated $16.9 million of cash from operations, received $50,000 from the sale of a portion of its investment in an unconsolidated non-bank subsidiary and received $246,000 from the exercise of employee stock options.  The proceeds were used to pay the final $2.5 million in principal payments on long-term borrowings, fund $8.8 million of dividends paid to common shareholders, invest $1.5 million to supplement the capital of Citizens Deposit after its acquisition of Jackson, and make additional fixed asset purchases.  During 2018 the parent company generated $16.3 million of cash from operations and received $193,000 from the exercise of employee stock options.  The proceeds were used to pay $2.5 million in principal payments on long-term borrowings, fund $7.8 million of dividends paid to common shareholders, invest $5.2 million to fund the $5.00 cash per share to acquire First Bank, and make additional fixed asset purchases.  During 2017 the parent company generated $11.2 million of cash from operations and received $317,000 from the exercise of employee stock options.  The proceeds were used to pay $3.6 million in principal payments on long-term borrowings, fund $6.4 million of dividends paid to common shareholders, invest $250,000 in an unconsolidated non-bank subsidiary and make additional fixed asset purchases.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 13.43% during 2019, an increase from the 12.39% ratio during 2018 and the 12.18% ratio during 2017.  The ratios for all three years are considered adequate for a bank holding company of Premier’s size and complexity.  The increase in the ratio for 2019 was largely the result of the percentage increase in average equity exceeding the percentage increase in average assets.  The increase in average assets was largely due to the full year inclusion of the assets from the acquisition of First Bank in October 2018, the increase in average assets from the acquisition of Jackson in October 2019, as well as asset growth from internal operations.  Average equity increased in 2019 from the retention of $14.2 million of 2019 net income, the full year inclusion of the $22.4 million of equity issued in the acquisition of First Bank and an increase in the market value of the investment portfolio in 2019.  The increase in the ratio for 2018 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of First Bank in October 2018 as well as asset growth from internal operations.  Average equity increased in 2018 from the retention of $12.4 million of 2018 net income and the issuance of $22.4 million of equity in the acquisition of First Bank.  The increase in the ratio for 2017 was largely the result of the strong earnings performance contributing additional average equity to the Company without a significant increase in average total assets during the year.  Average equity increased in 2017 largely due to the retention of $8.4 million of 2017 net income.

The Federal Reserve's risk-based capital guidelines and leverage ratio measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments by prescribed factors relative to credit risk, thus eliminating disincentives for holding low risk assets and requiring more capital for holding higher risk assets.  At year-end 2019, Premier’s total regulatory capital to risk adjusted asset ratio was 16.47%, compared to 15.88% at December 31, 2018 and 15.56% at December 31, 2017. All three of these ratios are well above the minimum level of 8.0% prescribed for bank holding companies of Premier’s size.  The total regulatory capital to risk adjusted asset ratio increased in 2019 as an 8.2% increase in total regulatory capital, largely from the strong earnings performance in 2019, exceeded the 4.3% increase in risk-weighted assets at the end of 2019, largely from the acquisition of Jackson.  The total regulatory capital to risk adjusted asset ratio increased in 2018 as a 13.5% increase in total regulatory capital, largely from the equity issued to acquire First Bank, exceeded the 11.2% increase in risk-weighted assets at the end of 2018, also largely from the acquisition of First Bank.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The leverage ratio is a measure of total tangible equity to total tangible assets, net of any related deferred taxes as permitted.  Premier’s leverage ratio at December 31, 2019 was 11.28%, compared to 10.72% at December 31, 2018 and 10.67% at December 31, 2017.  All three of these ratios are above the 4.0% to 5.0% ratios recommended by the Federal Reserve.  The leverage ratio increased at December 31, 2019 largely due to a 9.0% increase in total tangible equity compared to a 3.6% increase in total tangible assets compared to year-end 2018.  The leverage ratio increased at December 31, 2018 largely due to a 13.3% increase in total tangible equity compared to only a 12.5% increase in total tangible assets compared to year-end 2017.  The leverage ratio increased at December 31, 2017, largely due to a 5.7% increase in total tangible equity compared to only a 0.1% increase in total tangible assets compared to year-end 2016. Premier's capital ratios are the direct result of management's desire to maintain a strong capital position.  This strong capital position tends to have a dampening effect on the key performance ratio Return on Average Equity (ROE) due to the higher level of capital maintained.  Additional information on Premier's capital ratios and the capital ratios of its banks may be found in Note 21 to the consolidated financial statements.

The standard for minimum regulatory Tier 1 risk-based capital ratio the Affiliate Banks must maintain in order to be considered “well capitalized” under the regulatory framework for prompt corrective action is 8.00%.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the Tier 1 risk-based capital ratios of the Affiliate Banks at December 31, 2019 and 2018 exceed this ratio.  The Common Equity Tier 1 Risk-based Capital Ratio, or CET1 Ratio, restricts the capital to be included in the ratio to common stockholders’ equity and requires a minimum ratio of 6.50% of risk-weighted assets for a bank to be considered “well capitalized” under the regulatory framework for prompt corrective action.  The regulatory Tier 1 capital of the Affiliate Banks at December 31, 2019 and 2018 are 100% common stockholders’ equity and therefore there is no difference in their calculation of the Tier 1 risk-based capital ratio and the CET1 Ratio.  At December 31, 2019 and December 31, 2018, Premier’s Tier 1 capital included $6.0 million of junior subordinated debentures (“Debentures”).  As part of the acquisition of Bankshares, Premier assumed $6,186,000 of Debentures issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  The Debentures held by Trust may be included in the Tier 1 capital of Premier (with certain limitations applicable) under current regulatory guidelines and interpretations.  The $6.0 million of qualifying Tier 1 capital is excluded from Premier’s CET1 Ratio as it is not considered a part of the Company’s common stockholders’ equity.  However, as shown in the table below, Premier’s CET1 ratio at December 31, 2019 was 14.92% and 14.24% at December 31, 2018, well in excess of the 6.50% required to be considered well-capitalized.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

An additional capital conservation buffer is now part of the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four-year period from 2016 thru 2019.  As of January 1, 2019, the capital conservation buffer requirement is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  As shown in the table in Note 21 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of the Affiliate Banks and the Company exceeded the new minimum capital ratios plus the 2.50% capital buffer requiring a CET1 Capital to risk-weighted asset ratio of at least 7.00%, a Tier 1 Capital to risk weighted assets ratio of at least 8.50% and a Total Capital to risk weighted assets ratio of at least 10.50%.  As shown in the table below, the Company’s capital conservation buffer at December 31, 2019 was 8.47% and 7.88% at December 31, 2018, well in excess of the 2.50% required.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2019	2018	Change

Stockholders’ Equity	$240,241	$216,729	$23,512
Disallowed amounts of goodwill and other intangibles	(49,290)	(49,263)	(27)
Deferred tax assets from NOL and tax credit carryforwards	(298)	(286)	(12)
Unrealized (gain) loss on securities available for sale	(3,703)	3,852	(7,555)
Common Equity Tier 1 capital	$186,950	$171,032	$15,918

Qualifying subordinated debt	6,000	6,000	-
Tier 1 capital	$192,950	$177,032	$15,918

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	13,542	13,738
Total capital	$206,492	$190,770

Total risk-weighted assets	$1,253,472	$1,201,379

Ratios
CET1 capital to risk-weighted assets	14.92%	14.24%
Tier 1 capital to risk-weighted assets	15.39%	14.74%
Total capital to risk-weighted assets	16.47%	15.88%
Leverage	11.28%	10.72%
Capital conservation buffer	8.47%	7.88%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 21 to the consolidated financial statements.  During 2020, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $11.4 million plus any 2020 net profits retained through the date of declaration.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $67.1 million in 2019, a 12.0% increase over the $59.9 million earned in 2018, following a 3.6% increase in 2018 over the $57.9 million earned in 2017.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate.  In 2017 the statutory tax rate was 35% for companies of Premier’s size.  However, the 2017 Tax Cut and Jobs Act lowered the statutory tax rate to 21%, reducing the benefit of investing in tax exempt assets and lowering the amount added to present interest income on a fully tax-equivalent basis in 2018 and 2019.  The increase in net interest income in 2019 is primarily the result of a $10.8 million, or 16.3%, increase in interest income partially increased by a $33,000 increase in the tax equivalent adjustment.  This increase in interest income was partially offset by a $3.6 million, or 59.5%, increase in interest expense in 2019.  The increase in net interest income in 2018 is primarily the result of a $3.8 million increase in interest income partially offset by a $1.6 million increase in interest expense.

As shown in the Rate Volume Analysis table below, in 2019, interest income on loans increased, in part as a result of a higher average volume of loans outstanding in 2019, primarily commercial loans, which added approximately $5,405,000 of additional interest income.  Also increasing interest income on loans in 2019 was an increase in the average yield earned on loans compared to the yield earned during 2018, which added approximately $2,976,000 of additional interest income.  The net result was a $8,381,000, or 14.7%, increase in fully tax-equivalent interest income on loans when compared to 2018.  The increase in interest income on loans included approximately $1,828,000 of deferred interest collected and recognized in interest income on loans that fully repaid in 2019, versus approximately $978,000 of similar income recognized on the repayment of non-accrual loans in 2018.  Interest income on investments increased by $2,366,000 in 2019 primarily as a result of an increase in the average yield earned on a higher average volume of investments outstanding.  Interest income from federal funds sold increased by $161,000 in 2019, largely due to an increase in the yield earned as well as a 55.2% increase in the average balance outstanding during the year.  Interest income from interest-bearing deposits with other banks decreased by $118,000 in 2019, as an increase in the yield earned on these deposits increased interest income by approximately $78,000, while the 13.1% decrease in the average balance of bank deposits outstanding during the year reduced interest income by approximately $196,000 when compared to 2018.  As shown in the table below, interest expense on deposits increased in total by $3,565,000, or 65.5%, in 2019, largely due to an increase in interest expense on certificates of deposit.  Interest expense increased by $2,455,000 as a result of a higher rates paid on certificates of deposit outstanding during 2019, while interest expense increased by $700,000 due to a higher average volume of certificates of deposit outstanding.  Due to continued increases in short-term interest rates resulting from monetary policy changes by the Federal Reserve Board of Governors in 2018, Premier raised its interest rates paid on its certificates of deposit to remain competitive and retain this source of funding.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The result was a 62 basis point increase in the average rate paid on certificates of deposit to 1.73% in 2019, compared to 1.11% in 2018.  Similarly, the increases in interest expense on saving account deposits and money market account deposits in 2019 were largely driven by competition and higher rates paid on these deposits.  Interest expense on saving account deposits increased by $44,000 in 2019, as $27,000 of additional interest expense from a 1 basis point increase in the average rate paid added to approximately $17,000 of additional interest expense from the higher average outstanding balance of savings account deposits in 2019.  Interest expense on NOW and money market accounts increased by $366,000 in 2019, largely due to a $277,000 increase in interest expense from a 7 basis point increase in the average rate paid on NOW and money market deposits in 2019 plus an $89,000 increase in interest expense from an increase in the volume of NOW and money market deposits in 2019.  Premier realized a $36,000 increase in interest expense on its short-term borrowings, largely due to a higher rate paid on these borrowings during 2019 on a slightly lower average balance outstanding during the year.  Contrary to the increase in interest expense on deposits, Premier realized $125,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year such that the borrowing was fully repaid by the end of June 2019.  Premier’s interest expense on its variable rate subordinated debt increased by $17,000 in 2019, largely due to increases in short-term interest rates during the year. The interest rate paid on the subordinated debt adjusts on a quarterly basis and the average rate paid in 2019 increased by 28 basis points to 6.81% for the year.  Lastly, Premier realized a $117,000 increase in interest expense on FHLB borrowings in 2019, due to the FHLB borrowings on the balance sheet of First Bank that were assumed by Premier as part of the acquisition in October 2018.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $7,180,000 in 2019.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

As shown in the table below, interest expense on deposits increased in total by $1,589,000, or 41.2%, in 2018, largely due to an increase in interest expense on certificates of deposit.  Interest expense increased by $1,112,000 as a result of a higher rates paid on certificates of deposit outstanding during 2018, while interest expense increased by only $35,000 due to a higher average volume of certificates of deposit outstanding.  Due to continued increases in short-term interest rates resulting from monetary policy changes by the Federal Reserve Board of Governors in 2017 and 2018, Premier has raised its interest rates paid on its certificates of deposit to remain competitive and retain this source of funding.  The result was a 32 basis point increase in the average rate paid on certificates of deposit to 1.11% in 2018, compared to 0.79% in 2017.  Similarly, the increases in interest expense on saving account deposits and money market account deposits in 2018 were largely driven by competition and higher rates paid on these deposits.  Interest expense on saving account deposits increased by $103,000 in 2018, as $99,000 of additional interest expense from a 4 basis point increase in the average rate paid added to approximately $4,000 of additional interest expense from the higher average outstanding balance of savings account deposits in 2018.  Interest expense on NOW and money market accounts increased by $339,000 in 2018, largely due to a $321,000 increase in interest expense from an 8 basis point increase in the average rate paid on NOW and money market deposits in 2018 plus an $18,000 increase in interest expense from an increase in the volume of NOW and money market deposits in 2018.  Contrary to the increase in interest expense on deposits, Premier realized a $26,000 decrease in interest expense on its short-term borrowings, largely due to a lower rate paid on these borrowings during 2018 as well as a lower average balance outstanding during the year.  Premier also realized $136,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year.  Premier’s interest expense on its variable rate subordinated debt increased by $57,000 in 2018, largely due to increases in short-term interest rates during the year. The interest rate paid on the subordinated debt adjusts on a quarterly basis and the average rate paid in 2018 increased by 103 basis points to 6.53% for the year.  Lastly, Premier realized an $81,000 increase in interest expense on FHLB borrowings in 2018, due to the FHLB borrowings on the balance sheet of First Bank that were assumed by Premier as part of the acquisition.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $2,072,000 in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2019 vs 2018			2018 vs 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$5,405	$2,976	$8,381	$730	$580	$1,310
Investment securities	1,500	866	2,366	282	1,032	1,314
Federal funds sold	145	16	161	70	105	175
Deposits with banks	(196)	78	(118)	695	143	838
Total interest income	$6,854	$3,936	$10,790	$1,777	$1,860	$3,637

Interest expense:
Deposits
NOW and money market	$89	$277	$366	$18	$321	$339
Savings	17	27	44	4	99	103
Certificates of deposit	700	2,455	3,155	35	1,112	1,147
Short-term borrowings	(1)	37	36	(6)	(20)	(26)
Other borrowings	(135)	10	(125)	(134)	(2)	(136)
FHLB borrowings	113	4	117	81	-	81
Subordinated debt	2	15	17	2	55	57
Total interest expense	$785	$2,825	$3,610	$-	$1,565	$1,565
Net interest income*	$6,069	$1,111	$7,180	$1,777	$295	$2,072
(*) Fully taxable equivalent using the rate of 21% for 2019 and 2018, and 35% for 2017. Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

As net interest income dollars increased in 2019, Premier’s net interest margin also increased even though the increase in the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets.  Premier’s net interest margin in 2019 was affected in a positive way by the $26.7 million, or 7.6%, increase in average non-interest bearing deposits.  In 2019, the average yield on Premier’s loan portfolio increased 27 basis points to 5.65% from the 5.38% earned in 2018.  Likewise, the average yield earned on the investment portfolio in 2019 increased by 26 basis points to 2.64%, up from the 2.38% earned in 2018.  Due to the cumulative effect of increases in short-term interest rates in 2018, the average yield earned on federal funds sold increased by 13 basis points in 2019 to 2.22%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 11 basis points in 2019 to 2.10%.  However, since loans outstanding are the predominant earning asset, comprising 72% of total earning assets, the net result of the increases in yields earned in 2019 on all earning assets was to increase the average yield by 24 basis points to 4.78% in 2019, up from the 4.54% earned in 2018.  The increase in the overall yield on earning assets in 2019, was exceeded by the 28 basis point increase in the average rate paid on interest bearing liabilities in 2019.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018 and into 2019.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018 which continued into the first half of 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in the Federal Funds target rate by the Federal Reserve Board of Governors from December 2017 thru December 2018 resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 62 basis points to 1.73% in 2019, up from 1.11% in 2018.  With three subsequent 25 bps decreases in the Federal Funds target rate by the Federal Reserve Board of Governors from August 2019 thru October 2019, Premier reduced the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2019.  As a result, the average rate paid on interest bearing NOW and money market deposits increased by only 7 basis points in 2019 to 0.32%, up from an average 0.25% paid in 2018.  Lastly, the average rate paid on savings accounts increased by 1 basis point to 0.25% in 2019, up from an average 0.24% paid in 2018.  The overall effect was a 28 basis point increase in the average rate paid for all interest-bearing deposits to 0.84% in 2019, up from 0.56% in 2018.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 28 basis points to 6.81% in 2019.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 and the early part of 2019 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.89% at December 31, 2019 and 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements increased by 17 basis points to 0.32% in 2019 compared to 0.15% during 2018.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the acquisition of First Bank was 2.95% in 2019, up from 2.74% average rate paid in 2018 due to the repayment of maturing lower rate borrowings since the October 2018 acquisition date.  The net result on all interest-bearing liabilities was to increase the average rate paid by 28 basis points to 0.88% in 2019, up from the 0.60% paid in 2018.  With the 24 basis point increase in the average yield earned exceeded by the 28 basis point increase in the average rate paid, Premier’s net interest spread decreased by 4 basis points to 3.90% in 2019.  However, due to an increase in funding from a $26.7 million, or 7.6%, increase in non-interest bearing deposits, Premier’s net interest margin increased by 5 basis points to 4.18% in 2019, up from the 4.13% earned in 2018 and equal to the 4.18% earned in 2017.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

As net interest income dollars increased in 2018, Premier’s net interest margin decreased as the increase in the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets.  In 2018, the average yield on Premier’s loan portfolio increased 6 basis points to 5.38% from the 5.32% earned in 2017.  Likewise, the average yield earned on the investment portfolio in 2018 increased by 34 basis points to 2.38%, up from the 2.04% earned in 2017.  Due to the cumulative effect of increases in short-term interest rates in 2017 and 2018, the average yield earned on federal funds sold increased by 105 basis points in 2018 to 2.09%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 33 basis points in 2018 to 1.99%.  However, since loans outstanding are the predominant earning asset, comprising 73% of total earning assets, the net result of the increases in yields earned in 2018 on all earning assets was to increase the average yield by just 4 basis points to 4.54% in 2018, up from the 4.50% earned in 2017.  In contrast to the modest increase in the overall yield on earning assets in 2018, the average rate paid on interest bearing liabilities increased by 15 basis points.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  The continued rise in short-term interest rates as a result of five consecutive quarters of 25 basis point increases in Federal Funds target rate by the Federal Reserve Board of Governors resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 32 basis points to 1.11% in 2018, up from just 0.79% in 2017.  The average rate paid on interest bearing NOW and money market deposits increased by 8 basis points in 2018 to 0.25%, up from an average 0.17% paid in 2017.  Lastly, the average rate paid on savings accounts increased by 4 basis points to 0.24% in 2018, up from an average 0.20% paid in 2017.  The overall effect was a 16 basis point increase in the average rate paid for all interest-bearing deposits to 0.56% in 2018, up from 0.40% in 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 103 basis points to 6.53% in 2018.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Contrary to this trend, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 9 basis points to 0.15% in 2018 compared to 0.24% during 2017.  Customer repurchase agreements are secured by the pledging of individual investments within Premier’s investment portfolio and therefore, a lower average rate was paid in 2018. The average rate paid on Premier’s other borrowings decreased by 3 basis points to 4.10% in 2018 due to the fixed rate feature of the single remaining borrowing in 2018.   In May of 2017, a second borrowing bearing a higher stated interest rate was fully repaid upon maturity.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the acquisition of First Bank was 2.74% in 2018.  The net result on all interest-bearing liabilities was to increase the average rate paid by 15 basis points to 0.60% in 2018, up from the 0.45% paid in 2017.  Due to the 4 basis point increase in the average yield earned and the 15 basis point increase in the average rate paid, Premier’s net interest spread decreased by 19 basis points.  Similarly, the net interest margin decreased by 5 basis points to 4.13% in 2018, down from the 4.18% earned in 2017 but still higher than the 3.93% earned in 2016.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

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

As shown in the table of Non-Interest Income and Expense below, total fees and other income increased by $236,000, or 2.6%, in 2019.  Only 0.5%, or $45,000, of the increase was from the operations of Jackson since its acquisition on October 25, 2019.  Service charges on deposit accounts increased by $99,000, or 2.2%, largely due to an increase in revenue from consumer overdraft charges and an increase in service charge review on business deposit accounts which were partially offset by a decrease in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program at one bank in 2017 and expanded that program to both banks in 2018.  This program has resulted in an increase in overall overdraft revenue as well as the additional number of accounts from the acquisitions of First Bank and Jackson.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, decreased $42,000, or 1.2%, in 2019 due to decreases in merchant discount revenue and non-customer ATM fees for using Premier’s ATM network.  These decreases were nearly offset by a 3.9% increase in debit card interchange revenue.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2019 due to increases in revenue from debit card transactions.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) increased by $34,000, or 18.9%, in 2019 compared to 2018.  Due to the stabilization of stricter guidelines for originating mortgage loans imposed by the federal government and the slight decrease in long-term mortgage rates, Premier realized an increase in secondary market mortgage activity.  Other non-interest income increased by $145,000, or 17.6%, in 2019 compared to 2018.  Decreases in checkbook sales, commissions on selling credit life insurance on loans, and annual fees on unpresented letters of credit were more than offset by increases in wire transfer fees, commissions from brokerage and annuity sales and a $158,000 increase in income from Premier’s investment in a commercial insurance agency.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

In 2018, total fees and other income increased by $443,000, or 5.1%.  Only 0.2%, or $21,000, of the increase were from the operations of First Bank since its acquisition on October 12, 2018.  Service charges on deposit accounts increased by $205,000, or 4.7%, largely due to an increase in revenue from consumer overdraft charges and partially offset by a decrease in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program at one bank in 2017 and expanded that program to both banks in 2018.  This program has resulted in an increase in overall overdraft revenue.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $270,000, or 8.3%, in 2018.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2018 due to increases in revenue from debit card transactions and ATM usage fees.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) decreased by $21,000, or 10.5%, in 2018 compared to 2017.  Stricter guidelines for originating mortgage loans imposed by the federal government as well as slightly higher long-term mortgage rates have reduced the propensity for customers to refinance their mortgage loans (when compared to years when mortgage interest rates were lower), resulting in lower revenue for the Company.  Other non-interest income decreased by $11,000, or 1.3%, in 2018 compared to 2017.  Decreases in checkbook sales, wire transfer fees, commissions on selling credit life insurance on loans and annual fees on unpresented letters of credit were nearly offset by increases in miscellaneous loan fees unrelated to the origination of loans and income from Premier’s investment in a commercial insurance agency.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2019 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.14%, down from the 2.16% realized in 2018 and the 2.28% realized in 2017.  In 2019, the actual dollars of net overhead increased by $3,057,000, or 9.7%, as the $236,000 increase in non-interest income, detailed above, was more than offset by the $3,293,000 increase in non-interest expense on 2019.  The increase in non-interest expense in 2019 is partially due to the full year inclusion of the operations of First Bank, acquired in October 2018, and unusual gains on the sale of other real estate owned (“OREO”) in 2018 as more fully explained below.  In 2018, the actual dollars of net overhead decreased by $190,000, or 0.6%, as the $443,000 increase in non-interest income, detailed above, exceeded the $253,000 increase in non-interest expense in 2018.  For the year 2019, net overhead was $34.4 million compared to $31.4 million in 2018 and $31.6 million in 2017.

Total non-interest expense in 2019 increased by $3,293,000, or 8.2%, from 2018 largely due to increases in staff costs and OREO writedowns and expenses, but also due to increases in occupancy and equipment expenses, outside data processing costs, taxes not on income and an increase in the amortization of intangibles.  These increases were partially offset by decreases in professional fees, loan collection expenses and FDIC insurance in 2019.  In, 2018, total non-interest expense increased by $253,000, or 0.6%, from 2017.  The modest overall increase was largely the result of a $1,357,000, or 85%, decrease in OREO writedowns and expenses.  The decrease in this non-interest expense category was largely due to a $1,177,000 increase in net gains on the disposition of OREO properties resulting from $1,080,000 of net gains upon the sale of OREO in the first quarter of 2018.  Premier sold approximately $6.1 million of OREO, or approximately 30% of the carrying value held on the books at year-end 2017, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in 2018.  Excluding the net OREO gains from these first quarter 2018 sales, non-interest expense increased by $1,333,000, or 3.3% in 2018 compared to 2017, and Premier’s net overhead ratio for 2018 would have been 2.23% of average earning assets.  The First Bank operations increased non-interest expense by $552,000 in 2018, or approximately 40% of the remaining $1,333,000 increase in non-interest expense.  Other decreases in non-interest expenses in 2018 include FDIC insurance, amortization of intangible assets, and employee benefits costs.  These decreases were more than offset by increases in salaries and wages, occupancy and equipment costs, professional fees, loan collection expenses, taxes not on income and other operating expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2019.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2019		2018
	2019	2018	2017	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$4,661	$4,562	$4,357	$99	2.17	$205	4.71
Electronic banking income	3,488	3,530	3,260	(42)	(1.19)	270	8.28
Secondary market mortgage income	214	180	201	34	18.89	(21)	(10.45)
Other	971	826	837	145	17.55	(11)	(1.31)
Total non-interest income	$9,334	$9,098	$8,655	$236	2.59	$443	5.12

Non-interest expense:
Salaries and wages	$17,502	$16,118	$15,595	$1,384	8.59	$523	3.35
Employee benefits	3,983	3,685	3,760	298	8.09	(75)	(1.99)
Total staff costs	21,485	19,803	19,355	1,682	8.49	448	2.31
Occupancy and equipment	6,909	6,294	5,999	615	9.77	295	4.92
Outside data processing	5,782	5,199	5,173	583	11.21	26	0.50
Professional fees	1,131	1,506	975	(375)	(24.90)	531	54.46
Taxes, other than payroll, property and income	973	888	780	85	9.57	108	13.85
Amortization of intangibles	885	778	974	107	13.75	(196)	(20.12)
OREO gains, losses and expenses, net	1,550	244	1,601	1,306	535.25	(1,357)	(84.76)
Loan collection expenses	342	746	627	(404)	(54.16)	119	18.98
FDIC insurance	223	564	675	(341)	(60.46)	(111)	(16.44)
Other expenses	4,484	4,449	4,059	35	0.79	390	9.61
Total non-interest expenses	$43,764	$40,471	$40,218	$3,293	8.14	$253	0.63

Staff costs increased by $1,682,000, or 8.5%, in 2019 versus 2018, largely due to an increase in salaries and wages.  Salaries and wages increased $1,384,000, or 8.6% partially due to $382,000 of additional salaries and wages paid to employees retained from the acquisition of First Bank included in the full year of 2019 and $117,000 of additional salaries and wages paid to employees retained from the acquisition of Jackson included since October 2019.  Otherwise, salaries and wages increased by $885,000, or 5.5% due to increases from the full year inclusion of employees of denovo branches opened in 2018 and increases in actual wages paid to employees.  Employee benefit costs decreased by $298,000, or 8.1%, in 2019 partially due to the addition of employees from the First Bank and Jackson acquisitions as well as the denovo branches opened in 2018 plus increases in medical insurance benefit costs, employer payroll taxes and retirement benefit costs.  In 2018, staff costs increased by $448,000, or 2.3%, versus 2017, largely due to an increase in salaries and wages.  Salaries and wages increased by $523,000, or 3.4%, in 2018 due to increases in the number of employees from opening denovo branches, increases in actual wages paid to employees and $158,000 of additional salaries and wages paid to employees retained from the acquisition of First Bank.  Employee benefit costs decreased by $75,000, or 2.0%, in 2018 largely due to reductions in medical insurance benefit costs which were partially offset by increases in employer payroll taxes and retirement benefit costs.  While management has taken steps to help curtail its medical insurance benefit costs, medical insurance benefit costs could continue to increase as the national medical insurance industry continues to stabilize after the implementation of new government regulations.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Occupancy and equipment expenses in total increased by $615,000, or 9.8%, in 2019 compared to 2018.  Occupancy expense increased by $193,000 in 2019, largely due to $137,000 of increased net occupancy expense from the branches First Bank and Jackson plus full year costs of the two denovo branches opened in 2018.  Overall increases in the cost to operate the branch facilities include building deprecation, real estate taxes, utility costs, and building maintenance.  These costs were partially offset by decreases in building repairs and snow removal plus additional rental income from the facilities obtained from the acquisition of First Bank.  Equipment costs increased by $422,000 in 2019, largely due to increases in depreciation of furniture & fixtures, equipment maintenance costs, personal property tax and ever increasing costs of information technology and purchased software subscriptions.  These increases were partially offset by a reduction in vehicle expenses.  The operations of First Bank and Jackson added approximately $139,000 to total equipment expense in 2019.  In 2018, occupancy and equipment expenses increased in total by $295,000, or 4.9%, compared to 2017.  Occupancy expense increased by $164,000 in 2018, largely due to increases in the cost to operate the branch facilities due to increases in utility costs, building supplies, snow removal, property landscaping and lawn maintenance, plus an increase in building repairs.  Equipment costs increased by $131,000 in 2018, largely due to increases in depreciation of furniture & fixtures and ever increasing costs of information technology and purchased software subscriptions.  The operations of First Bank added approximately $61,000 to total occupancy and equipment expense in 2018.

Outside data processing expense increased $583,000, or 11.2%, in 2019 versus 2018, as increases in costs due to the additional numbers of accounts and transactions from the acquisitions of First Bank and Jackson added to increases in expenses related to newer electronic banking technologies designed to improve banking convenience and security for our customers, such as person-to-person mobile payments and debit card locking features.  Other increases include the additional communication expenses for data and internet connectivity of the new branches.  In 2018, outside data processing expense increased $26,000, or 0.5%, versus 2017, as decreases in core data processing and ATM processing expenses from renewed contract price savings were more than offset by increases in expenses related to newer electronic banking technologies designed to improve banking convenience for our customers such as internet banking and mobile banking charges as well as an increase communication expenses.

Professional fees decreased by $375,000, or 24.9%, in 2019 versus 2018, largely due to higher legal and other expenses in 2018 related to the acquisition of First Bank.  In 2019, legal fees decreased by $257,000, accounting and audit fees decreased by $36,000, and consulting fees decreased by $82,000.  In 2018 professional fees increased by $531,000, or 54.5%, versus 2017, largely due to a $391,000 increase in legal and other expenses related to the acquisition of First Bank.  Otherwise professional fees increased by $140,000 related to higher legal fees incurred as well as higher consulting costs related primarily to other business planning.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Taxes not on income increased by $85,000, or 9.6%, in 2019 versus 2018, largely due to a $72,000 increase in municipal taxes related to the First Bank Charleston location and the Huntington denovo branch opened in 2018 as well as higher Ohio and Virginia based franchise taxes.   In 2018, taxes not on income increased by $108,000, or 13.9%, versus 2017, largely due to higher Kentucky and Virginia based franchise taxes due to increasing operations in those states as well as higher West Virginia based municipal taxes due to increased branch operations within the state.

Amortization of intangibles increased by $107,000, or 13.8%, in 2019 versus 2018, largely due to the $324,000 of additional amortization expense related to the core deposit intangible asset resulting from the acquisition of First Bank.  Otherwise, amortization of intangibles expense decreased by $217,000, due to a decrease in the amortization rate of the Bankshares intangible asset as well as a full year of savings from the end of amortization expense related to the purchase of four branches from Integra Bank back in 2010.  Premier uses an accelerated method to amortize its core deposit intangible assets over an 8 to 10 year period to simulate estimated deposit activity in the immediate months following a bank or branch acquisition.  In 2018, amortization of intangibles decreased by $196,000, or 20.1%, versus 2017.  The decrease in 2018 is largely a result of the end of amortization expense related to the purchase of four branches from Integra Bank back in 2010, as well as a full year of savings from the end of amortization expense related to the acquisition of Adams National Bank in 2009.

OREO gains, losses and expenses resulted in net expenses of $1,550,000 in 2019 compared to $244,000 in 2018 and $1,601,000 of net expenses in 2017.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2019, OREO gains, losses and expenses increased by $1,306,000, or 535.3%, compared to the net expenses recorded in 2018. As discussed above, Premier sold approximately $6.1 million of OREO properties in the first quarter of 2018, and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in 2018.  Excluding the net OREO gains from these first quarter 2018 sales, Premier recorded $1,324,000 of OREO expenses and losses, net of gains, in 2018 reducing the increase in the level of 2019 expenses to $226,000, or 17.1%.  The increase in 2019 includes a $650,000 increase in writedowns of existing OREO properties, partially offset by a $123,000 reduction in net costs incurred to maintain the OREO properties and a $301,000 increase in net gains on the sale of OREO in 2019, excluding the $1,080,000 of net gains discussed above realized during the first quarter of 2018.  Excluding the $1,080,000 of net gains on OREO sales in the first quarter of 2018, Premier realized $110,000 of net losses on the sale of OREO in 2018 compared to $191,000 of net gains on the sale of OREO in 2019 and $207,000 of losses on the sale of OREO in 2017.  In 2018, OREO gains, losses and expenses decreased by $1,357,000, or 84.8%, compared to the net expenses recorded in 2017.  In 2018, OREO gains, losses and expenses decreased by $1,357,000, or 84.8%, compared to the net expenses recorded in 2017.  Excluding the net OREO gains from these first quarter 2018 sales, Premier recorded $1,324,000 of OREO expenses and losses, net of gains, in 2018 compared to $1,601,000 of OREO expenses and losses, net of gains, in 2017.  The remaining $277,000 decrease in 2018, when compared to 2017, was largely due to a $149,000 decrease in additional write downs of OREO values, a $31,000 decrease in net operating expenses related to the OREO properties and a $97,000 reduction in the losses realized upon the sale of OREO properties in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Loan collection expenses decreased by $404,000, or 54.2%, in 2019 versus 2018, following an increase of $119,000, or 19.0%, in 2018 versus 2017.  Loan collection expenses include attorney fees and other costs associated directly with the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral, and other expenditures directly related to the collection of a loan.  These expenses can fluctuate from year to year depending on foreclosure and collection activities as well as whether collection efforts are successful and the borrower is required to reimburse the banks for their collection costs incurred.  In 2019, $383,000 of the decrease in loan collection expense occurred in the Washington DC metro market.
FDIC insurance expense decreased by $341,000, or 60.5%, in 2019 versus 2018.  The decrease in FDIC insurance expense is largely due to the implementation of a community bank FDIC assessment credit awarded to banks under $10 billion in total assets.  The credit was awarded to community banks as the FDIC Deposit Insurance Fund reserve ratio reached 1.35% in 2019.  The credit is available to offset FDIC insurance assessments at the discretion of the FDIC but is not refundable.  The Banks were able to utilize a substantial portion of the credits awarded to them to offset the 2019 third and fourth quarter FDIC assessments thus reducing 2019 FDIC insurance expense by roughly half.  In 2018, FDIC insurance expense decreased by $111,000, or 16.4%, versus 2017.  The decrease in FDIC insurance expense in 2018 was largely due to a decrease in the FDIC assessment rates compared to the assessed rates in 2017, as Premier’s assessment base grew in 2018.
Other non-interest expenses totaled $4,484,000 in 2019, only a $35,000, or 0.8%, increase from the $4,449,000 of other non-interest expenses recorded in 2018.  The increase in other expenses is largely the result of increases in marketing and business development expenses, employee training, transportation and travel expenses, correspondent bank charges, fraud and forged check losses, courier and armored car services, and stationary and supplies expense.  The increases were substantially offset by savings in loan origination costs, postage, and freight expense as well as a decrease in direct conversion expenses primarily related to the First Bank acquisition incurred in 2018 and a decrease in shareholder relations expense resulting from costs incurred in 2018 associated with the special shareholder meeting to vote on the issuance of common stock to consummate the First Bank acquisition.  In 2018, other expenses totaled $4,449,000, a $390,000, or 9.6%, increase from the $4,059,000 of other non-interest expenses recorded in 2017.  The increase in other expenses is largely the result of $180,000 of direct conversion expenses related to the First Bank acquisition incurred in 2018 and a $53,000 increase in shareholder relations expense resulting from costs associated with the special shareholder meeting to vote on the issuance of common stock to consummate the First Bank acquisition.  Other expense increases include marketing and business development expenses, postage and freight, courier and armored car, and travel expense.  These increases were partially offset by savings in corporate and blanket bond insurance, losses and shortages, and supplies expense.
An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2019

Applicable Income Taxes

Premier recognized $7,025,000 of income tax expense in 2019.  This amount compares to $5,898,000 of income tax expense in 2018 and $8,607,000 of income tax expense recorded in 2017.  Premier’s effective tax rate was 22.5% in 2019, similar to the 22.6% in 2018, but down from 36.7% reported in 2017.  The decrease in the effective tax rate in 2019 and 2018 is due to the Tax Cut and Jobs Act (the “Tax Act”), which lowered Premier’s U.S. corporate income tax rate from 35% in 2017 to 21% in 2018 and 2019.  The effective tax rate in 2017 also includes a $145,000 increase in tax expense related to the revaluation of net deferred tax assets as a result of the reduction of the federal corporate income tax rate beginning in 2018.  The Tax Act made broad and complex changes to the U.S. tax code that affected 2017 and years 2018 and after, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that affected 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate, Premier revalued its net deferred tax asset, excluding after tax credits, as of December 31, 2017, using the lower corporate income tax rate.  Based on the revaluation, net tax expense of $145,000 was recorded to reduce the net deferred tax asset balance as of that date.  As shown in Note 13 to the consolidated financial statements, all three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.

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
December 31, 2019

ADOPTION OF NEW ACCOUNTING STANDARDS

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
FORM 10-K
December 31, 2019

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2019 and 2018
Consolidated Statements of Income - Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Crowe LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has also audited the Company’s internal control over financial reporting.  Their report is included on pages 98 and 99 of this report.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 12, 2020	Date: March 12, 2020

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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

PREMIER FINANCIAL BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Premier Financial Bancorp, Inc.
Huntington, WV

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Atlanta, Georgia
March 12, 2020

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Dollars in Thousands, Except Share Data)

	2019	2018
ASSETS
Cash and due from banks	$23,091	$22,992
Interest bearing bank balances	65,465	39,911
Federal funds sold	5,902	17,872
Cash and cash equivalents	94,458	80,775
Time deposits with other banks	598	1,094
Securities available for sale	390,754	365,731
Loans	1,195,295	1,149,301
Allowance for loan losses	(13,542)	(13,738)
Net loans	1,181,753	1,135,563
Federal Home Loan Bank stock, at cost	4,450	3,628
Premises and equipment, net	37,257	29,385
Other real estate owned, net	12,242	14,024
Interest receivable	4,699	4,295
Goodwill	47,640	47,640
Other intangible assets	5,376	5,268
Deferred taxes	-	1,541
Other assets	1,783	1,171
Total assets	$1,781,010	$1,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$367,870	$391,763
Time deposits, $250,000 and over	100,638	74,161
Other interest bearing	1,027,245	964,203
Total deposits	1,495,753	1,430,127
Securities sold under agreements to repurchase	20,428	22,062
Other borrowed funds	-	2,500
FHLB advances	6,375	8,819
Subordinated debt	5,436	5,406
Interest payable	912	733
Deferred taxes	811	-
Other liabilities	11,054	3,739
Total liabilities	1,540,769	1,473,386

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,657,432 shares issued and outstanding in 2019, and 14,624,193 shares issued and outstanding in 2018	133,795	133,248
Retained earnings	102,743	87,333
Accumulated other comprehensive income (loss)	3,703	(3,852)
Total stockholders' equity	240,241	216,729
Total liabilities and stockholders' equity	$1,781,010	$1,690,115

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2019	2018	2017
Interest income
Loans, including fees	$65,237	$56,856	$55,425
Securities available for sale
Taxable	9,261	7,022	5,628
Tax-exempt	348	254	261
Federal funds sold and other	1,732	1,689	676
Total interest income	76,578	65,821	61,990

Interest expense
Deposits	9,009	5,444	3,855
Repurchase agreements and other	70	34	33
FHLB advances and other borrowings	229	237	319
Subordinated debt	369	352	295
Total interest expense	9,677	6,067	4,502

Net interest income	66,901	59,754	57,488
Provision for loan losses	1,250	2,315	2,499
Net interest income after provision for loan losses	65,651	57,439	54,989

Non-interest income
Service charges on deposit accounts	4,661	4,562	4,357
Electronic banking income	3,488	3,530	3,260
Secondary market mortgage income	214	180	201
Other	971	826	837
	9,334	9,098	8,655
Non-interest expenses
Salaries and employee benefits	21,485	19,803	19,355
Occupancy and equipment expenses	6,909	6,294	5,999
Outside data processing	5,782	5,199	5,173
Professional fees	1,131	1,506	975
Taxes, other than payroll, property and income	973	888	780
Write-downs, expenses, sales of other real estate owned, net	1,550	244	1,601
Loan collection expenses	342	746	627
FDIC insurance	223	564	675
Amortization of intangibles	885	778	974
Other expenses	4,484	4,449	4,059
	43,764	40,471	40,218
Income before income taxes	31,221	26,066	23,426
Provision for income taxes	7,025	5,898	8,607

Net income	$24,196	$20,168	$14,819
Earnings per share:
Basic	$1.65	$1.48	$1.11
Diluted	1.64	1.47	1.10
Dividends per share	0.60	0.57	0.48

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2019	2018	2017

Net income	$24,196	$20,168	$14,819

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	9,564	(2,252)	334
Reclassification of realized amount	-	-	-
Net change in unrealized gain (loss) on securities	9,564	(2,252)	334
Less tax impact	2,009	(473)	118
Other comprehensive income (loss):	7,555	(1,779)	216

Comprehensive income	$31,751	$18,389	$15,035

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2017	$109,911	$66,195	$(1,922)	$174,184
Net income	-	14,819	-	14,819
Other comprehensive income	-	-	216	216
Cash dividends paid ($0.48 per share)	-	(6,398)	-	(6,398)
Reclassify stranded tax effects within AOCI	-	367	(367)	-
Stock options exercised	317	-	-	317
Stock based compensation expense	217	-	-	217
Balances, December 31, 2017	110,445	74,983	(2,073)	183,355
Net income	-	20,168	-	20,168
Other comprehensive income (loss)	-	-	(1,779)	(1,779)
Cash dividends paid ($0.57 per share)	-	(7,805)	-	(7,805)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock issued to acquire subsidiary, net	22,358	-	-	22,358
Stock options exercised	193	-	-	193
Stock based compensation expense	252	-	-	252
Balances, December 31, 2018	133,248	87,333	(3,852)	216,729
Net income	-	24,196	-	24,196
Other comprehensive income (loss)	-	-	7,555	7,555
Cash dividends paid ($0.60 per share)	-	(8,786)	-	(8,786)
Stock options exercised	246	-	-	246
Stock based compensation expense	301	-	-	301
Balances, December 31, 2019	$133,795	$102,743	$3,703	$240,241

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2019	2018	2017
Cash flows from operating activities
Net income	$24,196	$20,168	$14,819
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,046	1,722	1,720
Provision for loan losses	1,250	2,315	2,499
Amortization (accretion), net	7	1,295	1,586
Writedowns (gains) on other real estate owned, net	978	(450)	874
Stock compensation expense	301	252	217
Changes in:
Interest receivable	(59)	300	(181)
Deferred income taxes	512	33	797
Other assets	287	1,404	(1,047)
Interest payable	54	157	29
Other liabilities	(341)	(62)	(922)
Net cash from operating activities	29,231	27,134	20,391

Cash flows from investing activities
Net change on time deposits with other banks	496	1,488	(250)
Purchases of securities available for sale	(66,684)	(110,869)	(57,223)
Proceeds from maturities, sales and calls of securities available for sale	95,014	65,181	65,794
Purchase of FHLB stock	(10)	-	-
Redemption of FHLB stock	273	792	15
Acquisition of subsidiary, net of cash acquired (paid)	(4,863)	2,591	-
Net change in loans	(5,241)	13,431	(36,792)
Purchases of premises and equipment, net	(1,589)	(3,460)	(1,382)
Proceeds from sales of other real estate owned	2,348	7,778	4,577
Net cash from (used in) investing activities	19,744	(23,068)	(25,261)

continued

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31
(In Thousands, Except Per Share Data)

	2019	2018	2017
Cash flows from financing activities
Net change in deposits	(20,118)	25,280	(6,735)
Net change in agreements to repurchase securities	(1,634)	(1,609)	(510)
Repayment of other borrowed funds	(2,500)	(2,500)	(3,859)
Repayment of other FHLB advances	(2,500)	(19,500)	-
Proceeds from stock option exercises	246	193	317
Cash in lieu of fractional shares	-	(13)	-
Common stock dividends paid	(8,786)	(7,805)	(6,398)
Net cash from (used in) financing activities	(35,292)	(5,954)	(17,185)

Net change in cash and cash equivalents	13,683	(1,888)	(22,055)

Cash and cash equivalents at beginning of year	80,775	82,663	104,718

Cash and cash equivalents at end of year	$94,458	$80,775	$82,663

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$9,623	$5,911	$4,473
Income taxes paid, net	6,943	4,578	8,555

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$1,509	$1,386	$12,681
Amount transferred from accumulated other comprehensive income to retained earnings related to changes in future income tax rates			$367
Common stock issued to acquire First Bank		$22,358
Operating right-of-use asset resulting from lease liability	$7,152

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the “Company” or “Premier”) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2019
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$552,704	$6,012
Premier Bank, Inc.	Huntington, West Virginia	1998	1,220,801	20,505
Parent and Intercompany Eliminations			7,505	(2,321)
Consolidated total			$1,781,010	$24,196

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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2019 or 2018.

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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the first three months of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded “Watch” to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded “Watch” are considered pass credits.  The changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses for the year ended December 31, 2019 and 2018.

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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2019 based upon the estimated fair value of the Company’s single reporting unit.

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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications have no effect on prior years’ net income or stockholders’ equity.

Adoption of New Accounting Standards:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires organizations that are lessees to recognize a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified property for the lease term.  The new guidance also requires lessees to disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. This ASU became effective for Premier for interim and annual periods beginning after December 15, 2018.  The Company leases some of its branch locations.  The Company adopted Topic 842 on January 1, 2019.  The Company applied a modified retrospective transition approach for the applicable leases. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for it as a lease.  Upon adoption of this standard, the Company recorded a $7.6 million right of use asset, included in premises and equipment, determined by calculating an estimated present value of future lease payments over the extended lives of the Company’s leases.  The Company also recorded a $7.6 million operating lease liability, included in other liabilities.

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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANK OF JACKSON

Effective at the close of business on October 25, 2019, Premier completed its purchase of First National Bank of Jackson (“Jackson”), a $100.8 million community bank headquartered in Jackson, Kentucky.  Under terms of an agreement of merger dated July 8, 2019, Citizens Deposit Bank and Trust (“Citizens Deposit”), Premier’s wholly owned subsidiary headquartered in Vanceburg, Kentucky, acquired Jackson Bank in a cash purchase valued at approximately $14.6 million.  Based on the current valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price resulted in no goodwill or bargain purchase gain.  The resulting merger expands Citizens Deposit’s full service footprint into the Jackson, Kentucky market place.  The core deposit intangible asset totaled $994, none of which is deductible for tax purposes.  The core deposit intangible will be amortized using an accelerated method over an estimated 10 year life.  The following table presents estimated amortization of the First Bank core deposit intangible as of the acquisition date for 2019 and each of the next five calendar years and thereafter.

2019	$-
2020	149
2021	127
2022	108
2023	92
2024	86
Thereafter	432
Total core deposit intangible acquired	$994

The valuations of loans, premises and equipment and core deposit intangible are still preliminary and subject to change.  United States generally accepted accounting principles (“U.S. GAAP”) provide up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Jackson acquisition is allocated in the table below.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE  2 – ACQUISITION OF FIRST NATIONAL BANK OF JACKSON – continued

Net assets acquired via the acquisition are shown in the table below.

First National Bank of Jackson
Cash and due from banks	$4,589
Federal funds sold	5,108
Securities available for sale	44,747
Loans, net	41,632
Premises and equipment	1,177
Goodwill and other intangible assets	994
Other assets	2,548
Total assets acquired, net of cash paid	100,795

Deposits	(85,606)
Other liabilities	(629)
Total liabilities assumed	(86,235)
Net assets acquired	$14,560

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these non-impaired financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the accounting guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.  The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $40,299 and had gross contractual amounts receivable of $40,731 on the date of acquisition.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement to be held in an account at the Federal Reserve at December 31, 2019 and 2018 was $0 and $0.  The elimination of a balance requirement at December 31, 2019 and 2018 was the result of a reclassification of certain transaction based deposits to non-transaction based deposits as permitted under Federal Reserve Regulation D.  The reserve requirements for non-transaction based deposits is significantly less than the reserve requirements for transaction based deposits.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$276,013	$3,618	$(322)	$279,309
U. S. sponsored agency CMO’s - residential	61,989	768	(113)	62,644
Total mortgage-backed securities of government sponsored agencies	338,002	4,386	(435)	341,953
U. S. government sponsored agency securities	30,538	280	(88)	30,730
Obligations of states and political subdivisions	15,570	453	(6)	16,017
Other securities	1,956	98	-	2,054
Total securities available for sale	$386,066	$5,217	$(529)	$390,754

2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,575	$513	$(4,846)	$255,242
U. S. sponsored agency CMO’s - residential	69,231	94	(782)	68,543
Total mortgage-backed securities of government sponsored agencies	328,806	607	(5,628)	323,785
U. S. government sponsored agency securities	24,154	196	(180)	24,170
Obligations of states and political subdivisions	14,194	176	(43)	14,327
Other securities	3,453	6	(10)	3,449
Total securities available for sale	$370,607	$985	$(5,861)	$365,731

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 4 –SECURITIES (Continued)

Securities with an approximate carrying value of $255,699 and $235,688 at December 31, 2019 and 2018 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$9,436	$9,455
Due after one year through five years	16,530	16,870
Due after five years through ten years	16,455	16,511
Due after ten years	5,643	5,965
Mortgage-backed securities of government sponsored agencies	338,002	341,953
Total available for sale	$386,066	$390,754

Securities with unrealized losses at year-end 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$10,851	$(84)	$3,957	$(4)	$14,808	$(88)
U.S government sponsored agency MBS – residential	50,945	(199)	12,930	(123)	63,875	(322)
U.S government sponsored agency CMO’s – residential	4,376	(3)	8,815	(110)	13,191	(113)
Obligations of states and political subdivisions	1,866	(6)	-	-	1,866	(6)
Total temporarily impaired	$68,038	$(292)	$25,702	$(237)	$93,740	$(529)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2019 and December 31, 2018 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 5 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2019	2018
Residential real estate	$389,985	$381,027
Multifamily real estate	36,684	54,016
Commercial real estate:
Owner occupied	164,218	138,209
Non-owner occupied	304,316	282,608
Commercial and industrial	105,079	103,624
Consumer	29,007	27,688
Construction and land	136,138	128,926
All other	29,868	33,203
Total	$1,195,295	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The composition of the major classifications of the loans acquired from First National Bank of Jackson at October 25, 2019 are summarized as follows:

2019
Residential real estate	$15,156
Multifamily real estate	2,220
Commercial real estate:
Owner occupied	3,364
Non owner occupied	7,174
Commercial and industrial	4,133
Consumer	4,644
Construction and land	3,116
All other	1,825
Total	$41,632

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2019 and 2018.

An analysis of the 2019 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2018	$12,973
Additions, including loans now meeting disclosure requirements	7,851
Amounts collected and loans no longer meeting disclosure requirements	(6,834)
Balance, December 31, 2019	$13,990

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2019 was as follows:

Loan Class	Balance Dec 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2019

Residential real estate	$1,808	$73	$(207)	$37	$1,711
Multifamily real estate	1,649	298	-	7	1,954
Commercial real estate:
Owner occupied	2,120	880	(565)	6	2,441
Non-owner occupied	3,058	178	(57)	5	3,184
Commercial and industrial	1,897	232	(418)	56	1,767
Consumer	351	81	(193)	42	281
Construction and land	2,255	(517)	(14)	-	1,724
All other	600	25	(262)	117	480
Total	$13,738	$1,250	$(1,716)	$270	$13,542

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2019 and December 31, 2018.

	2019	2018
Residential real estate	$2,565	$2,665
Commercial real estate
Owner occupied	1,804	2,040
Non-owner occupied	2,628	3,434
Commercial and industrial	305	1,720
Consumer	22	-
Construction and land	483	1,212
All other	174	225
Total carrying amount	$7,981	$11,296
Contractual principal balance	$11,681	$15,436

Carrying amount, net of allowance	$7,981	$11,296

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2019 and December 31, 2018.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2019.

	2019	2018	2017
Balance at January 1	$642	$754	$1,208
New loans purchased	371	139	-
Accretion of income	(180)	(134)	(249)
Loans placed on non-accrual	(82)	(63)	-
Income recognized upon full repayment	(79)	(38)	(205)
Reclassifications from non-accretable difference	-	(16)	-
Disposals	(53)	-	-
Balance at December 31	$619	$642	$754

As part of the acquisitions of First National Bank of Jackson on October 25, 2019 and First Bank of Charleston on October 12, 2018, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans from First National Bank of Jackson totaled $1,704, while the cash flow expected to be collected at acquisition totaled $1,384 and the fair value of the acquired loans totaled $1,333 and the contractually required payments of such loans from First Bank of Charleston totaled $9,876, while the cash flow expected to be collected at acquisition totaled $7,780 and the fair value of the acquired loans totaled $7,641.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and December 31, 2018.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,801	$4,618	$1,425
Multifamily real estate	4,113	3,726	-
Commercial real estate
Owner occupied	3,399	2,995	-
Non-owner occupied	3,120	1,852	340
Commercial and industrial	1,026	420	451
Consumer	364	313	9
Construction and land	470	440	3
All other	75	73	-
Total	$18,368	$14,437	$2,228

December 31, 2018	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,966	$3,708	$954
Multifamily real estate	4,127	3,905	-
Commercial real estate
Owner occupied	3,692	3,436	56
Non-owner occupied	5,761	4,592	76
Commercial and industrial	1,303	625	-
Consumer	292	253	-
Construction and land	857	856	-
All other	75	73	-
Total	$21,073	$17,448	$1,086

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$389,985	$9,479	$3,192	$12,671	$377,314
Multifamily real estate	36,684	-	3,726	3,726	32,958
Commercial real estate:
Owner occupied	164,218	337	1,199	1,536	162,682
Non-owner occupied	304,316	838	1,017	1,855	302,461
Commercial and industrial	105,079	245	708	953	104,126
Consumer	29,007	309	230	539	28,468
Construction and land	136,138	3,856	4	3,860	132,278
All other	29,868	-	73	73	29,795
Total	$1,195,295	$15,064	$10,149	$25,213	$1,170,082

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$381,027	$7,078	$2,594	$9,672	$371,355
Multifamily real estate	54,016	-	110	110	53,906
Commercial real estate:
Owner occupied	138,209	124	2,601	2,725	135,484
Non-owner occupied	282,608	172	3,301	3,473	279,135
Commercial and industrial	103,624	2,235	262	2,497	101,127
Consumer	27,688	247	112	359	27,329
Construction and land	128,926	388	810	1,198	127,728
All other	33,203	546	73	619	32,584
Total	$1,149,301	$10,790	$9,863	$20,653	$1,128,648

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and December 31, 2018.

December 31, 2019	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,711	$-	$1,711	$63	$387,357	$2,565	$389,985
Multifamily real estate	1,737	217	-	1,954	3,726	32,958	-	36,684
Commercial real estate:
Owner occupied	653	1,788	-	2,441	2,685	159,729	1,804	164,218
Non-owner occupied	271	2,913	-	3,184	3,830	297,858	2,628	304,316
Commercial and industrial	390	1,377	-	1,767	678	104,096	305	105,079
Consumer	-	281	-	281	-	28,985	22	29,007
Construction and land	51	1,673	-	1,724	431	135,224	483	136,138
All other	-	480	-	480	-	29,694	174	29,868
Total	$3,102	$10,440	$-	$13,542	$11,413	$1,175,901	$7,981	$1,195,295

December 31, 2018	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,808	$-	$1,808	$298	$378,064	$2,665	$381,027
Multifamily real estate	1,281	368	-	1,649	3,905	50,111	-	54,016
Commercial real estate:
Owner occupied	692	1,428	-	2,120	2,820	133,349	2,040	138,209
Non-owner occupied	267	2,791	-	3,058	10,111	269,063	3,434	282,608
Commercial and industrial	414	1,483	-	1,897	558	101,346	1,720	103,624
Consumer	-	351	-	351	-	27,688	-	27,688
Construction and land	142	2,113	-	2,255	1,351	126,363	1,212	128,926
All other	-	600	-	600	-	32,978	225	33,203
Total	$2,796	$10,942	$-	$13,738	$19,043	$1,118,962	$11,296	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019.  The table includes $758 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$188	$63	$-
Multifamily real estate	96	89	-
Commercial real estate
Owner occupied	2,201	1,842	-
Non-owner occupied	2,512	1,732	-
Commercial and industrial	509	-	-
	5,506	3,726	-
With an allowance recorded:
Multifamily real estate	$4,017	$3,637	$1,737
Commercial real estate
Owner occupied	1,189	1,162	653
Non-owner occupied	2,654	2,537	271
Commercial and industrial	689	678	390
Construction and land	460	431	51
	9,009	8,445	3,102
Total	$14,515	$12,171	$3,102

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The table includes $1,060 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2019			Year ended Dec 31, 2018			Year ended Dec 31, 2017
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$186	$-	$-	$300	$-	$-	$333	$3	$3
Multifamily real estate	3,803	-	-	2,534	11	11	11,376	262	246
Commercial real estate:
Owner occupied	3,624	14	15	3,094	57	57	3,335	74	74
Non-owner occupied	8,062	712	712	9,226	412	412	4,680	213	213
Commercial and industrial	549	4	4	904	22	22	1,480	123	123
Construction and land	814	123	123	3,977	24	15	7,804	314	309
All other	-	-	-	173	10	10	302	18	18
Total	$17,038	$854	$855	$20,208	$536	$527	$29,310	$1,007	$986

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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

The following table presents TDR’s as of December 31, 2019 and 2018:

December 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$32	$157	$189
Multifamily real estate	3,636	-	3,636
Commercial real estate
Owner occupied	1,162	207	1,369
Non-owner occupied	-	2,656	2,656
Commercial and industrial	191	-	191
Total	$5,021	$3,020	$8,041

December 31, 2018	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$347	$97	$444
Multifamily real estate	3,795	-	3,795
Commercial real estate
Owner occupied	1,647	222	1,869
Non-owner occupied	-	5,964	5,964
Commercial and industrial	191	-	191
Total	$5,980	$6,283	$12,263

At December 31, 2019, $2,471 in specific reserves were allocated to loans that had restructured terms, resulting in a provision for loan losses of $929 for the year ended December 31, 2019.  At December 31, 2018, $1,630 in specific reserves were allocated to loans that had restructured terms, resulting in a provision for loan losses of $657 for the year ended December 31, 2018.  There were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

There were no new TDR’s that occurred during the years ended December 31, 2019 and December 31, 2018.

During the years ended December 31, 2019 and 2018, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$374,835	$3,477	$11,673	$-	$389,985
Multifamily real estate	28,103	4,855	3,726	-	36,684
Commercial real estate:
Owner occupied	152,695	5,123	6,400	-	164,218
Non-owner occupied	290,096	8,617	5,603	-	304,316
Commercial and industrial	101,085	2,693	1,301	-	105,079
Consumer	28,618	5	384	-	29,007
Construction and land	123,473	11,868	797	-	136,138
All other	29,698	97	73	-	29,868
Total	$1,128,603	$36,735	$29,957	$-	$1,195,295

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$369,808	$1,376	$9,681	$162	$381,027
Multifamily real estate	45,187	4,924	3,905	-	54,016
Commercial real estate:
Owner occupied	126,422	4,840	6,947	-	138,209
Non-owner occupied	262,149	7,647	12,812	-	282,608
Commercial and industrial	96,066	5,280	2,278	-	103,624
Consumer	27,344	31	313	-	27,688
Construction and land	107,196	19,728	2,002	-	128,926
All other	32,749	381	73	-	33,203
Total	$1,066,921	$44,207	$38,011	$162	$1,149,301

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2019	2018
Land and improvements	$7,500	$7,200
Buildings and leasehold improvements	26,777	26,033
Furniture and equipment	12,224	11,623
Assets purchased not yet placed in service	560	424
	47,061	45,280
Less: accumulated depreciation	(16,956)	(15,895)
Premises and equipment owned, net	30,105	29,385
Right of use asset related to operating leases (detailed below)	7,152	-
Premises and equipment owned, net	$37,257	$29,385

Operating Leases: The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases of the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of December 31, 2019, the weighted average remaining lease term for operating leases was 9.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.21%.

Total lease expense for the year ended December 31, 2019, which is included in net occupancy and equipment expense, was $1,241, consisting of $103 short-term lease expense and $1,138 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2020	$1,059
2021	1,013
2022	995
2023	778
2024	678
2025 and thereafter	3,495
Total undiscounted cash flows	8,018
Discounted cash flows	(866)
Total lease liability	$7,152

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2019	2018	2017
Beginning of year	$47,640	$35,371	$35,371
Acquired goodwill	-	12,269	-
Impairment	-	-	-
End of year	$47,640	$47,640	$35,371

Acquired intangible assets at December 31, 2019 and 2018 were as follows.

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$8,702	$(3,326)	$7,708	$(2,440)

Aggregate intangible amortization expense was $885 for 2019, $778 for 2018, and $974 for 2017.

Estimated amortization expense for each of the next five years:

2020	$956
2021	882
2022	686
2023	612
2024	606
Thereafter	1,634
$5,376

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 8 – DEPOSITS

At December 31, 2019 the scheduled maturities of time deposits are as follows:

2020	$300,312
2021	90,665
2022	13,754
2023	10,162
2024	10,244
Thereafter	5
$425,142

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2019 and 2018.  The balance of such deposits at December 31, 2019 and 2018 were approximately $11,355 and $6,724.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2019	2018
Year-end balance	$20,428	$22,062
Average balance during the year	$21,704	$22,343
Average interest rate during the year	0.32%	0.14%
Maximum month-end balance during the year	$23,020	$25,067
Weighted average interest rate at year-end	0.49%	0.14%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2019 the total amount of borrowing permitted by the FHLB-Cin was $51,596 and the total amount of borrowing permitted by the FHLB-Pitt was $452,840.

As part of the acquisition of First Bank, the Company assumed advances from FHLB-Pitt, with principal outstanding totaling $28,400 as of the October 12, 2018 acquisition date.  During the remainder of 2018 seven of these advances matured and were paid off in the amount of $19,500.  An additional two advances in the amount of $2,500 matured and were paid off in 2019.  Reported interest expense on the advances includes the periodic accretion of the fair value adjustments and any prepayment penalties incurred.

During 2019 and 2018, the Banks borrowed on a short-term basis and paid-off these FHLB advances as they matured.  There are $6,375 of FHLB borrowings with original maturities greater than one-year, net of fair value adjustments, outstanding at December 31, 2019, which have interest rates ranging from 1.77% to 2.33% with an average rate of 2.08%.  There were $8,819 of FHLB borrowings with original maturities greater than one-year, net of fair value adjustments, outstanding at December 31, 2018, which have interest rates ranging from 1.73% to 2.33% with an average rate of 2.05%.  All of the advances at December 31, 2019 mature in the calendar year 2020.

NOTE 11 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 4.884% at December 31, 2019 and 5.427% at December 31, 2018.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – SUBORDINATED DEBENTURES (Continued)

The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.  The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company’s investment in the common stock of the Trust is $186 and is included in other assets at December 31, 2019 and 2018.

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On August 26, 2015, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana (“First Guaranty”) a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  Through a series of additional principal payments, the Company was able to fully retire the borrowing before the end of June 2019.  The Promissory Note was secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier’s $5,000 Line of Credit with Bankers’ Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier’s chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier’s board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing at December 31, 2019 and 2018 was $0 and $2,500.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – NOTES PAYABLE AND OTHER BORROWED FUNDS (Continued)

On June 28, 2019 the Company executed and delivered to First Guaranty a Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2012 that established a Line of Credit with the bank extending the right to request and receive monies from First Guaranty on the line of credit until June 30, 2022.  The Change in Terms Agreement increased the principal amount of $3,000 to $6,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 4.75%), with a floor of 4.25%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2019 and 2018, Premier had no outstanding balance on this line of credit with First Guaranty.

On September 24, 2019 the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2019 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2020.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 4.75%), with a floor of 4.50%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2020.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens Deposit under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2019 and 2018, Premier had no outstanding balance on this line of credit with Bankers’ Bank.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2019	2018	2017
Current	$6,476	$5,782	$7,809
Write-off of deferred tax asset related to 2017 Tax Cuts and Jobs Act.	-	-	145
Deferred	563	120	637
Change in valuation allowance	(14)	(4)	16
Provision for income taxes	$7,025	$5,898	$8,607

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2019	2018
Deferred tax assets
Allowance for loan losses	$2,969	$2,884
Purchase accounting adjustments	605	963
Net operating loss carryforward	453	333
Alternative minimum tax credit carryforward	3	125
Write-downs of other real estate owned	374	235
Taxable income on non-accrual loans	981	896
Accrued expenses	278	235
Unrealized loss on investment securities	-	1,024
Other	16	15
Total deferred tax assets	5,679	6,710

Deferred tax liabilities
Amortization of intangibles	$(3,072)	$(3,063)
Depreciation	(1,320)	(1,106)
Federal Home Loan Bank dividends	(267)	(224)
Deferred loan fees	(588)	(499)
Unrealized gain on investment securities	(984)	-
Other	(101)	(105)
Total deferred tax liabilities	(6,332)	(4,997)

Valuation allowance on deferred tax assets	(158)	(172)
Net deferred taxes	$(811)	$1,541

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to, accelerated depreciation that allows for full expensing of qualified property. The Tax Act also established new tax laws that affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.  As a result of the reduction of the federal corporate income tax rate beginning in 2018, the Company revalued its net deferred tax asset, excluding after tax credits, as of December 31, 2017 using the lower corporate income tax rate.  Based on the revaluation, $145 of additional income tax expense was recorded for the year ended December 31, 2017 to reduce the net deferred tax asset balance as of that date.

The adjustments to deferred tax assets and liabilities were provisional amounts estimated based on information available as of December 31, 2017. These amounts were subject to change as management obtained information necessary to complete the calculations. However, no additional changes to the provisional amounts were recognized as management refined the estimates of the cumulative temporary differences.

At December 31, 2019 the Company had federal net operating loss carryforwards of $1,407, a federal alternative minimum tax credit carryforward of $3, and various state net operating loss carryforwards of $2,425 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

At both December 31, 2019 and 2018, the Company maintains a valuation allowance of $158 and $172 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore, no additional valuation allowance is needed.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – INCOME TAXES (Continued)

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2019		2018		2017
U.S. federal income tax rate	$6,556	21.0%	$5,474	21.0%	$8,200	35.0%
Changes from the statutory rate
Change in deferred taxes related to decrease in future federal tax rate	-	-	-	-	145	0.6
State income taxes, net	693	2.2	518	2.0	503	2.1
Tax-exempt interest income	(163)	(0.5)	(143)	(0.5)	(239)	(1.0)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	15	0.0	11	0.0	13	0.1
Non-deductible stock compensation expense, net	28	0.1	12	0.0	(35)	(0.2)
Tax credits, net	(134)	(0.4)	(71)	(0.3)	(42)	(0.2)
Change in valuation allowance	14	0.0	4	0.0	16	0.1
Other	16	0.1	93	0.4	46	0.2
	$7,025	22.5%	$5,898	22.6%	$8,607	36.7%

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2019, 2018, and 2017 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2016.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $587, $557, and $485 in 2019, 2018, and 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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

On March 20, 2019, 72,075 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.57, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2022.  On March 21, 2018, 67,875 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.12, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2021.  On March 15, 2017, 69,375 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.21, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 15, 2020.

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

	2019	2018	2017
Risk-free interest rate	2.34%	2.69%	2.02%
Expected option life (yrs)	5.42	5.37	5.36
Expected stock price volatility	28.45%	22.47%	18.40%
Dividend yield	3.85%	3.17%	3.16%
Weighted average fair value of options granted during the year	$2.91	$2.49	$2.32

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2019, 2018, and 2017 grants were estimated based upon the weighted-average life of options exercised since January 1, 2012.  The expected stock price volatility is based on historical volatilities of the Company’s common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

On April 17, 2019, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $16.78 per share based upon the closing price of Premier’s stock on the date of grant and $126 of stock-based compensation was recorded as a result.

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

Compensation expense of $301, $252, and $217 was recorded for the years ended December 31, 2019, 2018, and 2017, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $129 at December 31, 2019. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2019, 26,979 options were exercised while 28,151 options were exercised during the year ending December 31, 2018 and 40,364 options were exercised during the year ending December 31, 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – STOCK COMPENSATION EXPENSE (Continued)

A summary of the Company’s stock option activity is as follows:

	----------2019----------		----------2018----------		----------2017----------
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	298,383	$11.66	262,811	$10.63	254,988	$9.23
Grants	72,075	15.57	67,875	15.12	69,375	15.21
Exercises	(26,979)	10.13	(28,151)	10.12	(40,364)	9.10
Forfeitures or expired	(10,838)	14.21	(4,152)	13.91	(21,188)	11.71
Outstanding at year-end	332,641	$12.54	298,383	$11.66	262,811	$10.63

Exercisable at year-end	200,123	$10.67	172,577	$9.55	145,134	$8.53
Weighted average remaining life	5.0		5.2		4.3

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2019 is provided in the following table:

	- - - - - - - - Outstanding - - - - - - - -			- - - - - - - - Currently Exercisable - - - - - - - -
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$4.00 to $6.00	32,276	$5.28	$415	32,276	1.8	$5.28	$415
$6.01 to $8.00	4,814	6.47	56	4,814	0.2	6.47	56
$8.01 to $10.00	15,715	8.28	155	15,715	3.2	8.28	155
$10.01 to $12.00	96,595	10.70	719	96,595	5.3	10.70	719
$12.01 to $16.00	183,241	15.32	517	50,723	8.3	15.18	150
Outstanding at Dec 31, 2019	332,641	12.54	$1,862	200,123	6.5	10.67	$1,495

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 16 – RELATED PARTY TRANSACTIONS

During 2019, 2018, and 2017, the Company paid approximately $752, $742, and $468 for printing, supplies, statement rendering, furniture, and equipment to a company more than 50% of which is beneficially owned by the Company’s Chairman of the Board and whose board of directors includes two members of the Company’s Board of Directors.

During 2019, 2018, and 2017, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity the majority interest of which is owned by the Company’s Chairman of the Board.

NOTE 17 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2019, 2018, and 2017 is presented below:

	2019	2018	2017
Basic earnings per share:
Income available to common stockholders	$24,196	$20,168	$14,819
Weighted average common shares outstanding	14,639,775	13,634,439	13,322,716
Earnings per share	$1.65	$1.48	$1.11

Diluted earnings per share:
Income available to common stockholders	$24,196	$20,168	$14,819
Weighted average common shares outstanding	14,639,775	13,634,439	13,322,716
Add dilutive effects of potential additional common stock	83,367	102,179	97,398
Weighted average common and dilutive potential Common shares outstanding	14,723,142	13,736,618	13,420,114
Earnings per share assuming dilution	$1.64	$1.47	$1.10

There were no stock options considered antidilutive for 2019, 2018, and 2017.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$88,556	$88,556	$-	$-	$88,556
Time deposits with other banks	598	-	599	-	599
Federal funds sold	5,902	5,902	-	-	5,902
Securities available for sale	390,754	-	390,754	-	390,754
Loans, net	1,181,753	-	-	1,172,575	1,172,575
Federal Home Loan Bank stock	4,450	n/a	n/a	n/a	n/a
Interest receivable	4,699	4	1,110	3,585	4,699

Financial liabilities
Deposits	$(1,495,753)	$(1,070,610)	$(424,886)	$-	$(1,495,496)
Securities sold under agreements to repurchase	(20,428)	-	(20,428)	-	(20,428)
FHLB advances	(6,375)	-	(6,406)	-	(6,406)
Subordinated debt	(5,436)	-	(5,527)	-	(5,527)
Interest payable	(912)	(15)	(897)	-	(912)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$62,903	$62,903	$-	$-	$62,903
Time deposits with other banks	1,094	-	1,085	-	1,085
Federal funds sold	17,872	17,872	-	-	17,872
Securities available for sale	365,731	-	365,231	500	365,731
Loans, net	1,135,563	-	-	1,121,517	1,121,517
Federal Home Loan Bank stock	3,628	n/a	n/a	n/a	n/a
Interest receivable	4,295	-	1,032	3,263	4,295

Financial liabilities
Deposits	$(1,430,127)	$(1,039,430)	$(384,496)	$-	$(1,423,926)
Securities sold under agreements to repurchase	(22,062)	-	(22,062)	-	(22,062)
FHLB advances	(8,819)	-	(8,688)	-	(8,688)
Other borrowed funds	(2,500)	-	(2,478)	-	(2,478)
Subordinated debt	(5,406)	-	(5,509)	-	(5,509)
Interest payable	(733)	(22)	(711)	-	(733)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$279,309	$-	$279,309	$-
U. S. agency CMO’s	62,644	-	62,644	-
Total mortgage-backed securities of government sponsored agencies	341,953	-	341,953	-
U. S. government sponsored agency securities	30,730	-	30,730	-
Obligations of states and political subdivisions	16,017	-	16,017	-
Other securities	2,054	-	2,054	-
Total securities available for sale	$390,754	$-	$390,754	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Securities Available-for-sale
Year Ended December 31, 2019
Balance of recurring Level 3 assets at beginning of period	$500
Total gains or losses (realized/unrealized):
Included in earnings – realized	-
Included in earnings – unrealized	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at period-end	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at December 31, 2019 Using
	Dec 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,900	$-	$-	$1,900
Commercial real estate
Owner occupied	509	-	-	509
Non-owner occupied	2,266	-	-	2,266
Commercial and industrial	288	-	-	288
Construction and land	380	-	-	380
Total impaired loans	$5,343	$-	$-	$5,343

Other real estate owned:
Residential real estate	$249	$-	$-	$249
Multifamily real estate	9,588	-	-	9,588
Commercial real estate
Owner occupied	288	-	-	288
Construction and land	750	-	-	750
Total OREO	$10,875	$-	$-	$10,875

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a recorded investment of $8,445 at December 31, 2019 with a valuation allowance of $3,102 resulting in a provision for loan losses of $953 for the year ended December 31, 2019.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $10,875, which is made up of the outstanding balance of $12,474, net of a valuation allowance of $1,599 at December 31, 2019, resulting in write downs of $1,169 during the year ended December 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 18 – FAIR VALUE (Continued)

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,900	sales comparison	adjustment for estimated realizable value	58.9%-58.9% (58.9%)
Commercial real estate
Owner occupied	509	sales comparison	adjustment for estimated realizable value	76.1%-76.1% (76.1%)
Non-owner occupied	2,266	income approach	adjustment for differences in net operating income expectations	36.6%-67.4% (60.6%)
Commercial and industrial	288	sales comparison	adjustment for estimated realizable value	25.0%-87.0% (43.6%)
Construction and land	380	sales comparison	adjustment for estimated realizable value	56.5%-56.5% (56.5%)
Total impaired loans	$5,343

Other real estate owned:
Residential real estate	$249	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (17.5%)
Multifamily real estate	9,588	income approach	adjustment for differences in net operating income expectations	25.6%-25.6% (25.6%)
Commercial real estate
Owner occupied	288	sales comparison	adjustment for estimated realizable value	14.6%-70.4% (34.0%)
Construction and land	750	sales comparison	adjustment for estimated realizable value	50.3%-69.9% (66.0%)
Total OREO	$10,875

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $23,165 and $23,272 at December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2019	2018
Standby letters of credit	$2,419	$4,424

Commitments to extend credit
Fixed	$25,591	$21,993
Variable	120,185	118,328

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
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2019 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 21 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2020 the Banks could, without prior approval, declare dividends to the Company of approximately $11.4 million plus any 2020 net profits retained to the date of the dividend declaration.

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

These quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the following tables).   The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Banks on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule by January 1, 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes, as of December 31, 2019, that the Company and the Banks meet all quantitative capital adequacy requirements to which they are subject.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2019 are presented in the table below.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes Including 2.5% Capital Conservation Buffer		Action Provisions Including 2.5% Capital Conservation Buffer
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated (1)	$206,275	16.5%	$131,615	10.5%	$156,684	12.5%
Premier Bank, Inc.	144,793	15.8	96,248	10.5	114,581	12.5
Citizens Deposit Bank	47,466	14.1	35,387	10.5	42,128	12.5

Tier I Capital (to risk-weighted assets):
Consolidated (1)	$192,733	15.4%	$106,545	8.5%	$131,615	10.5%
Premier Bank, Inc.	133,609	14.6	77,915	8.5	96,248	10.5
Citizens Deposit Bank	45,108	13.4	28,647	8.5	35,387	10.5

Common Equity Tier I Capital (to risk-weighted assets):
Consolidated (1)	$186,733	14.9%	$87,743	7.0%	$112,812	9.0%
Premier Bank, Inc.	133,609	14.6	64,166	7.0	82,499	9.0
Citizens Deposit Bank	45,108	13.4	23,592	7.0	30,332	9.0

Tier I Capital (to average assets):
Consolidated (1)	$192,733	11.3%	$68,422	4%	$85,528	5%
Premier Bank, Inc.	133,609	11.3	47,240	4	59,051	5
Citizens Deposit Bank	45,108	8.5	21,128	4	26,410	5
(1) The consolidated company is not subject to Prompt Corrective Action Provisions.
An additional capital conservation buffer is now part of the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four-year period from 2016 thru 2019.  As of January 1, 2019, the capital conservation buffer requirement is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  The capital ratios of the Affiliate Banks and the Company already exceed the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk-weighted assets ratio of at least 8.50% and a Total Capital to risk-weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 8.46% at December 31, 2019 and 7.88% at December 31, 2018, well in excess of the fully phased-in 2.50% required in 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
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
As of December 31, 2019 and 2018, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the tables above.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2019	2018
ASSETS
Cash	$13,184	$8,759
Investment in subsidiaries	232,509	215,888
Premises and equipment	622	271
Other assets	754	730
Total assets	$247,069	$225,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,392	$1,013
Other borrowed funds	-	2,500
Subordinated debt	5,436	5,406
Total liabilities	6,828	8,919

Stockholders’ equity
Common stock	133,795	133,248
Retained earnings	102,743	87,333
Accumulated other comprehensive income (loss)	3,703	(3,852)
Total stockholders’ equity	240,241	216,729

Total liabilities and stockholders’ equity	$247,069	$225,648

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Operations
Years Ended December 31
	2019	2018	2017
Income
Dividends from subsidiaries	$19,050	$18,740	$12,565
Interest and dividend income	7	7	12
Other income	2,277	2,163	2,126
Total income	21,334	20,910	14,703

Expenses
Interest expense on other borrowings	30	156	285
Interest expense on subordinated debt	369	352	295
Salaries and employee benefits	3,582	3,252	3,399
Occupancy and equipment expenses	438	394	299
Professional fees	443	689	303
Other expenses	591	659	387
Total expenses	5,453	5,502	4,968

Income before income taxes and equity in undistributed income of subsidiaries	15,881	15,408	9,735

Income tax (benefit)	(699)	(723)	(1,012)

Income before equity in undistributed income of subsidiaries	16,580	16,131	10,747
Equity in undistributed income of subsidiaries	7,616	4,037	4,072
Net income	$24,196	$20,168	$14,819

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Condensed Statement of Cash Flows
Years Ended December 31
	2019	2018	2017
Cash flows from operating activities
Net income	$24,196	$20,168	$14,819
Adjustments to reconcile net income to net cash from operating activities
Depreciation	78	93	89
Amortization	30	30	33
Stock compensation expense	301	252	217
Equity in undistributed earnings of subsidiaries	(7,616)	(4,037)	(4,072)
Change in other assets	(24)	(181)	(123)
Change in other liabilities	13	(43)	243
Net cash from operating activities	16,978	16,282	11,206

Cash flows from investing activities
Investments in nonbank subsidiaries	-	-	(250)
Repayment of investments in nonbank subsidiaries	50	-	-
Investments in subsidiaries	(1,500)	-	-
Acquisition of subsidiary, net of cash received	-	(5,212)	-

Purchases of fixed assets, net of proceeds from asset sales	(63)	(80)	(80)
Net cash from investing activities	(1,513)	(5,292)	(330)

Cash flows from financing activities
Cash dividends paid to shareholders	(8,786)	(7,805)	(6,398)
Cash in lieu of fractional shares	-	(13)	-
Proceeds from stock option exercises	246	193	317
Payments on other borrowed funds	(2,500)	(2,500)	(3,600)
Net cash from financing activities	(11,040)	(10,125)	(9,681)

Net change in cash and cash equivalents	4,425	865	1,195

Cash and cash equivalents at beginning of year	8,759	7,894	6,699
Cash and cash equivalents at end of year	$13,184	$8,759	$7,894

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017
(Dollars in Thousands, Except Per Share Data)

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
2019
First Quarter	$19,064	$16,835	$6,176	$0.42	$0.42
Second Quarter	19,106	16,655	5,859	0.40	0.40
Third Quarter	19,308	16,778	6,267	0.43	0.43
Fourth Quarter	19,100	16,633	5,894	0.40	0.40

2018
First Quarter	$15,799	$14,635	$5,133	$0.38	$0.38
Second Quarter	15,753	14,419	4,375	0.33	0.32
Third Quarter	16,001	14,509	5,021	0.38	0.37
Fourth Quarter	18,268	16,191	5,639	0.39	0.39

In 2019, interest income increased steadily largely due to increases in interest income on loans and short-term investments.  Interest income in the first quarter of 2019 included approximately $719 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter.  The changes in interest income resulted in similar changes in net interest income in 2019.  However, interest expense increased steadily in each quarter, peaking in the third quarter, largely due to higher rates paid on deposits.  Also contributing to an overall increase in interest income and net interest income in the fourth quarter of 2019, when compared to the quarterly income amounts in 2018, was the acquisition of the First National Bank of Jackson on October 25, 2019.  The interest income from the loans and investments and interest expense on deposits and borrowings of Jackson are included in the quarterly financial results beginning in the fourth quarter of 2019.  Earnings per share amounts were consistent with the changes in net income as average shares outstanding increased only slightly during 2019.

In 2018, interest income increased steadily largely due to increases in investment securities purchased.  Interest income in the first quarter of 2018 included approximately $533 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter.  The changes in interest income resulted in similar changes in net interest income in 2018.  However, interest expense increased steadily in each quarter largely due to higher rates paid on deposits.  Also contributing to an overall increase in interest income and net interest income in the fourth quarter of 2018, was the acquisition of the First Bank on October 12, 2018.  The interest income from the loans and investments and interest expense on deposits and borrowings of First Bank are included in the quarterly financial results beginning in the fourth quarter of 2018.  Earnings per share amounts were consistent with the changes in net income as average shares outstanding increased only slightly during the first three quarters of 2018.  The fourth quarter earnings per share was impacted by the additional shares added from the acquisition of First Bank.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
December 31, 2019

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
December 31, 2019

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

2.2
First Amendment to Agreement of Merger between Premier Financial Bancorp, Inc. and First Bank of Charleston, Inc. dated June 29, 2018, filed as Exhibit 2.2 to Form 8-K filed on July 3, 2018 is incorporated herein by reference.

2.3
Definitive Agreement and Plan of Merger by and among Citizens Deposit Bank and Trust, Inc. and Premier Financial Bancorp, Inc. and The First National Holding Company of Jackson and The First National Bank of Jackson dated July 8, 2019, filed as Exhibit 2.1 to Form 8-K filed on July 10, 2019 is incorporated herein by reference.

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Exhibit Number	Description of Document
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

3.1(h)
Articles of Incorporation of registrant (reflecting amendments through September 6, 2018) [For SEC reporting compliance purposes only – not filed with Kentucky Secretary of State], filed as Exhibit 3.1 to Form 10-Q filed on November 8, 2018 is incorporated herein by reference..

3.2	Bylaws of registrant, as amended through September 23, 2009 (filed as Exhibit 3.1(ii)) to Form 8-K filed September 23, 2009 is incorporated herein by reference.
4.1	Description of Premier Financial Bancorp, Inc. Common Stock.
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
***10.3
Premier Financial Bancorp, Inc.'s 2012 Long Term Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2012, filed on April 27, 2012 with the Commission, is incorporated herein by reference.

10.4	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Exhibit Number	Description of Document
10.5	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.6
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed June 29, 2012, is incorporated herein by reference.

10.7	Loan Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.1 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.8	Promissory Note to The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.2 to form 8-K filed on September 10, 2012, is incorporated herein by reference.
10.9
Stock Pledge and Security Agreement between Premier Financial Bancorp, Inc. and The Kentucky Bankers’ Bank, Inc. filed as Exhibit 10.3 to form 8-K filed on September 10, 2012, is incorporated herein by reference.

***10.10	Form of Stock Option Agreement pursuant to 2012 Long Term Incentive Plan, filed as Exhibit 10.1 to form 8-K filed March 21, 2013, is incorporated herein by reference.
10.11	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.12	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed August 27, 2015, is incorporated herein by reference.
10.13
Commercial Pledge Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana filed as Exhibit 10.3 to form 8-K filed August 27, 2015, is incorporated herein by reference.

10.14
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2018 filed as Exhibit 10.4 to form 8-K filed September 24, 2018, is incorporated herein by reference.

10.15
Change in Terms Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, dated June 27, 2019 related to the Line of Credit filed as Exhibit 10.1 to form 8-K filed June 28, 2019, is incorporated herein by reference.

10.16
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2019 filed as Exhibit 10.4 to form 8-K filed September 16, 2019, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

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
December 31, 2019

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 12, 2020

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 12, 2020
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 12, 2020
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 04, 2020
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 03, 2020
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 03, 2020
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 04, 2020
Philip E. Cline

/s/ Keith F. Molihan	Director	March 06, 2020
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 03, 2020
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 03, 2020
Neal Scaggs

/s/ Thomas W. Wright	Director	March 03, 2020
Thomas W. Wright