Form 10-Q
period 2020-03-31
PREMIER FINANCIAL BANCORP INC
filed 2020-05-08
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No □.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No □.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □		Accelerated filer ☑
Non-accelerated filer □	Smaller reporting company ☑	Emerging growth company □
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes □     No ☑.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PFBI	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, – 14,662,257 shares outstanding at April 29, 2020

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2019 for further information in this regard.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$23,455	$23,091
Interest bearing bank balances	37,894	65,465
Federal funds sold	8,134	5,902
Cash and cash equivalents	69,483	94,458
Time deposits with other banks	598	598
Securities available for sale	404,478	390,754
Loans	1,185,043	1,195,295
Allowance for loan losses	(13,856)	(13,542)
Net loans	1,171,187	1,181,753
Federal Home Loan Bank stock, at cost	4,314	4,450
Premises and equipment, net	37,148	37,257
Real estate acquired through foreclosure	12,709	12,242
Interest receivable	5,192	4,699
Goodwill	47,640	47,640
Other intangible assets	5,134	5,376
Other assets	1,350	1,783
Total assets	$1,759,233	$1,781,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$356,220	$367,870
Time deposits, $250,000 and over	98,460	100,638
Other interest bearing	1,007,700	1,027,245
Total deposits	1,462,380	1,495,753
Securities sold under agreements to repurchase	19,694	20,428
FHLB advances	7,986	6,375
Subordinated debt	5,445	5,436
Interest payable	865	912
Other liabilities	13,938	11,865
Total liabilities	1,510,308	1,540,769

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,662,257 shares issued and outstanding at March 31, 2020, and 14,657,432 shares issued and outstanding at December 31, 2019	133,866	133,795
Retained earnings	105,911	102,743
Accumulated other comprehensive income	9,148	3,703
Total stockholders' equity	248,925	240,241
Total liabilities and stockholders' equity	$1,759,233	$1,781,010

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$15,754	$16,289
Securities available for sale
Taxable	2,543	2,338
Tax-exempt	89	92
Federal funds sold and other	258	345
Total interest income	18,644	19,064

Interest expense
Deposits	2,165	2,050
Repurchase agreements and other	24	9
Other borrowings	-	21
FHLB advances	30	55
Subordinated debt	83	94
Total interest expense	2,302	2,229

Net interest income	16,342	16,835
Provision for loan losses	1,000	560
Net interest income after provision for loan losses	15,342	16,275

Non-interest income
Service charges on deposit accounts	1,106	1,094
Electronic banking income	818	822
Secondary market mortgage income	66	24
Other	259	236
	2,249	2,176
Non-interest expenses
Salaries and employee benefits	5,408	5,199
Occupancy and equipment expenses	1,725	1,664
Outside data processing	1,531	1,384
Professional fees	244	365
Taxes, other than payroll, property and income	275	238
Write-downs, expenses, sales of other real estate owned, net	68	249
Amortization of intangibles	242	227
FDIC insurance	(4)	124
Other expenses	1,248	1,143
	10,737	10,593
Income before income taxes	6,854	7,858
Provision for income taxes	1,486	1,682

Net income	$5,368	$6,176

Net income per share:
Basic	$0.37	$0.42
Diluted	0.36	0.42

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2020	2019
Net income	$5,368	$6,176

Other comprehensive income:
Unrealized gains arising during the period	6,892	5,604
Reclassification of realized amount	-	-
Net change in unrealized gain on securities	6,892	5,604
Less tax impact	(1,447)	(1,177)
Other comprehensive income	5,445	4,427

Comprehensive income	$10,813	$10,603

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	6,176	-	6,176
Other comprehensive income	-	-	4,427	4,427
Cash dividends paid ($0.15 per share)	-	(2,195)	-	(2,195)
Stock options exercised	51	-	-	51
Stock based compensation expense	39	-	-	39
Balances, March 31, 2019	$133,338	$91,314	$575	$225,227

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2020	$133,795	$102,743	$3,703	$240,241
Net income	-	5,368	-	5,368
Other comprehensive income	-	-	5,445	5,445
Cash dividends paid ($0.15 per share)	-	(2,200)	-	(2,200)
Stock options exercised	31	-	-	31
Stock based compensation expense	40	-	-	40
Balances, March 31, 2020	$133,866	$105,911	$9,148	$248,925

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS)

	2020	2019
Cash flows from operating activities
Net income	$5,368	$6,176
Adjustments to reconcile net income to net cash from operating activities
Depreciation	460	467
Provision for loan losses	1,000	560
Amortization (accretion), net	94	(47)
Writedowns (gains on the sale) of other real estate owned, net	14	(15)
Stock compensation expense	40	39
Changes in:
Interest receivable	(493)	(343)
Other assets	434	(228)
Interest payable	(47)	127
Other liabilities	455	1,131
Net cash from operating activities	7,325	7,867

Cash flows from investing activities
Purchases of securities available for sale	(47,360)	(13,854)
Proceeds from maturities and calls of securities available for sale	40,458	15,869
Redemption of FHLB stock	136	60
Net change in loans	8,960	(7,555)
Purchases of premises and equipment, net	(181)	(361)
Proceeds from sales of other real estate acquired through foreclosure	380	414
Net cash from (used in) investing activities	2,393	(5,427)

Cash flows from financing activities
Net change in deposits	(33,390)	23,637
Net change in agreements to repurchase securities	(734)	(37)
Advances from FHLB	5,000	-
Repayment of other borrowed funds	-	(1,050)
Repayment of FHLB advances	(3,400)	(1,500)
Proceeds from stock option exercises	31	51
Common stock dividends paid	(2,200)	(2,195)
Net cash from financing activities	(34,693)	18,906

Net change in cash and cash equivalents	(24,975)	21,346

Cash and cash equivalents at beginning of period	94,458	80,775

Cash and cash equivalents at end of period	$69,483	$102,121

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,349	$2,102
Loans transferred to real estate acquired through foreclosure	891	753
Operating right-of-use asset resulting from lease liability	171	7,453

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2020
		Year		Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$554,340	$1,583
Premier Bank, Inc.	Huntington, West Virginia	1998	1,197,522	4,233
Parent and Intercompany Eliminations			7,371	(448)
Consolidated Total			$1,759,233	$5,368

All significant intercompany transactions and balances have been eliminated.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. Those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations include the allowance for loan losses, business combinations and impairment of goodwill, and other than temporary impairment (“OTTI”) of securities available for sale.  The estimates and assumptions used in these calculations affect the amounts reported in the financial statements and the disclosures provided.  National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates.  As a result, management conducted an interim goodwill impairment test and concluded that the goodwill was not impaired as of March 31, 2020.  The effects of government measures to curb the spread of the COVID-19 virus on the local or national economy are uncertain and could cause assumptions and conditions to change in the near term.  In the event that changes to assumptions or conditions than originally estimated were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Recently Issued Accounting Pronouncements

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

NOTE  1 - BASIS OF PRESENTATION -continued

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2020 are summarized as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$282,478	$10,827	$(14)	$293,291
U. S. sponsored agency CMO’s - residential	56,361	566	(159)	56,768
Total mortgage-backed securities of government sponsored agencies	338,839	11,393	(173)	350,059
U. S. government sponsored agency securities	12,080	151	-	12,231
Obligations of states and political subdivisions	40,020	348	(56)	40,312
Other securities	1,959	46	(129)	1,876
Total available for sale	$392,898	$11,938	$(358)	$404,478

Amortized cost and fair value of investment securities, by category, at December 31, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$276,013	$3,618	$(322)	$279,309
U. S. sponsored agency CMO’s - residential	61,989	768	(113)	62,644
Total mortgage-backed securities of government sponsored agencies	338,002	4,386	(435)	341,953
U. S. government sponsored agency securities	30,538	280	(88)	30,730
Obligations of states and political subdivisions	15,570	453	(6)	16,017
Other securities	1,956	98	-	2,054
Total available for sale	$386,066	$5,217	$(529)	$390,754

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$7,085	$7,124
Due after one year through five years	29,988	29,948
Due after five years through ten years	10,543	10,647
Due after ten years	6,443	6,700
Mortgage-backed securities of government sponsored agencies	338,839	350,059
Total available for sale	$392,898	$404,478

There were no sales of securities during the first three months of 2020 and 2019.

Securities with unrealized losses at March 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$851	$(14)	$-	$-	$851	$(14)
U.S government sponsored agency CMO – residential	10,747	(109)	2,449	(50)	13,196	(159)
Obligations of states and political subdivisions	4,968	(56)	-	-	4,968	(56)
Other securities	848	(129)	-	-	848	(129)
Total temporarily impaired	$17,414	$(308)	$2,449	$(50)	$19,863	$(358)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued

Securities with unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2020 and December 31, 2019 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at March 31, 2020 and December 31, 2019 are summarized as follows:

	2020	2019
Residential real estate	$387,909	$389,985
Multifamily real estate	40,286	36,684
Commercial real estate:
Owner occupied	168,102	164,218
Non-owner occupied	306,854	304,316
Commercial and industrial	101,132	105,079
Consumer	26,409	29,007
Construction and land	119,415	136,138
All other	34,936	29,868
	$1,185,043	$1,195,295

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 was as follows:

Loan Class	Balance Dec 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2020

Residential real estate	$1,711	$216	$(93)	$4	$1,838
Multifamily real estate	1,954	150	-	-	2,104
Commercial real estate:
Owner occupied	2,441	342	(566)	3	2,220
Non-owner occupied	3,184	479	(24)	3	3,642
Commercial and industrial	1,767	22	-	28	1,817
Consumer	281	2	(69)	27	241
Construction and land	1,724	(349)	-	37	1,412
All other	480	138	(74)	38	582
Total	$13,542	$1,000	$(826)	$140	$13,856

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 was as follows:

Loan Class	Balance Dec 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2019

Residential real estate	$1,808	$42	$(32)	$5	$1,823
Multifamily real estate	1,649	(61)	-	2	1,590
Commercial real estate:
Owner occupied	2,120	236	(533)	1	1,824
Non-owner occupied	3,058	400	(57)	-	3,401
Commercial and industrial	1,897	(97)	(110)	31	1,721
Consumer	351	110	(107)	11	365
Construction and land	2,255	(93)	(13)	-	2,149
All other	600	23	(51)	34	606
Total	$13,738	$560	$(903)	$84	$13,479

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2020 and December 31, 2019.

	2020	2019
Residential real estate	$2,436	$2,565
Commercial real estate
Owner occupied	1,750	1,804
Non-owner occupied	2,533	2,628
Commercial and industrial	291	305
Consumer	19	22
Construction and land	476	483
All other	171	174
Total carrying amount	$7,676	$7,981
Contractual principal balance	$11,424	$11,681

Carrying amount, net of allowance	$7,676	$7,981

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three-months ended March 31, 2020 and March 31, 2019.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2020 and March 31, 2019.

	2020	2019
Balance at January 1	$619	$642
New loans purchased	-	-
Accretion of income	(36)	(53)
Loans placed on non-accrual	-	(14)
Income recognized upon full repayment	(7)	(42)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Balance at March 31	$576	$533

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2020	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,478	$4,266	$710
Multifamily real estate	4,184	3,797	-
Commercial real estate
Owner occupied	3,125	2,396	10
Non-owner occupied	4,214	2,872	66
Commercial and industrial	1,047	498	300
Consumer	367	283	16
Construction and land	374	337	-
All other	75	60	-
Total	$18,864	$14,509	$1,102

December 31, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,801	$4,618	$1,425
Multifamily real estate	4,113	3,726	-
Commercial real estate
Owner occupied	3,399	2,995	-
Non-owner occupied	3,120	1,852	340
Commercial and industrial	1,026	420	451
Consumer	364	313	9
Construction and land	470	440	3
All other	75	73	-
Total	$18,368	$14,437	$2,228

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$387,909	$5,829	$2,505	$8,334	$379,575
Multifamily real estate	40,286	-	3,797	3,797	36,489
Commercial real estate:
Owner occupied	168,102	786	964	1,750	166,352
Non-owner occupied	306,854	3,058	849	3,907	302,947
Commercial and industrial	101,132	1,370	655	2,025	99,107
Consumer	26,409	128	152	280	26,129
Construction and land	119,415	150	5	155	119,260
All other	34,936	-	60	60	34,876
Total	$1,185,043	$11,321	$8,987	$20,308	$1,164,735

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$389,985	$9,479	$3,192	$12,671	$377,314
Multifamily real estate	36,684	-	3,726	3,726	32,958
Commercial real estate:
Owner occupied	164,218	337	1,199	1,536	162,682
Non-owner occupied	304,316	838	1,017	1,855	302,461
Commercial and industrial	105,079	245	708	953	104,126
Consumer	29,007	309	230	539	28,468
Construction and land	136,138	3,856	4	3,860	132,278
All other	29,868	-	73	73	29,795
Total	$1,195,295	$15,064	$10,149	$25,213	$1,170,082

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,838	$-	$1,838	$62	$385,411	$2,436	$387,909
Multifamily real estate	1,855	249	-	2,104	3,797	36,489	-	40,286
Commercial real estate:
Owner occupied	-	2,220	-	2,220	1,492	164,860	1,750	168,102
Non-owner occupied	407	3,235	-	3,642	4,064	300,257	2,533	306,854
Commercial and industrial	456	1,361	-	1,817	773	100,068	291	101,132
Consumer	-	241	-	241	-	26,390	19	26,409
Construction and land	-	1,412		1,412	325	118,614	476	119,415
All other	-	582	-	582	-	34,765	171	34,936
Total	$2,718	$11,138	$-	$13,856	$10,513	$1,166,854	$7,676	$1,185,043

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019:

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2020.  The table includes $710,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$184	$62	$-
Multifamily real estate	97	89	-
Commercial real estate
Owner occupied	2,189	1,811	-
Non-owner occupied	1,668	830	-
Commercial and industrial	509	-	-
Construction and land	361	326	-
	5,008	3,118	-
With an allowance recorded:
Multifamily real estate	4,088	3,708	1,855
Commercial real estate
Non-owner occupied	3,760	3,624	407
Commercial and industrial	786	773	456
	8,634	8,105	2,718
Total	$13,642	$11,223	$2,718

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019.  The table includes $758,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2020 and March 31, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2020			Three months ended March 31, 2019
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$62	$-	$-	$264	$-	$-
Multifamily real estate	3,761	-	-	3,877	-	-
Commercial real estate:
Owner occupied	2,408	3	3	3,874	3	3
Non-owner occupied	4,362	36	36	10,580	94	91
Commercial and industrial	726	1	1	500	1	1
Construction and land	378	-	-	1,341	8	8
Total	$11,697	$40	$40	$20,436	$106	$103

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

The following table presents TDR’s as of March 31, 2020 and December 31, 2019:

March 31, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$28	$153	$181
Multifamily real estate	3,708	-	3,708
Commercial real estate
Owner occupied	-	202	202
Non-owner occupied	-	2,637	2,637
Commercial and industrial	191	-	191
Total	$3,927	$2,992	$6,919

December 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$32	$157	$189
Multifamily real estate	3,636	-	3,636
Commercial real estate
Owner occupied	1,162	207	1,369
Non-owner occupied	-	2,656	2,656
Commercial and industrial	191	-	191
Total	$5,021	$3,020	$8,041

At March 31, 2020, $2,108,000 in specific reserves was allocated to loans that had restructured terms resulting in a provision for loan losses of $203,000 for the three months ended March 31, 2020, compared to a negative $65,000 in provision for loan losses on restructured loans during the three months ended March 31, 2019.  At December 31, 2019, $2,471,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

There were no TDR’s that occurred during the three months ended March 31, 2020 or the three months ended March 31, 2019.

During the three months ended March 31, 2020 and the three months ended March 31, 2019, there were no TDR’s for which there was a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020.  Provisions of the CARES Act permit certain loan payment modifications by banks that would normally be considered TDR’s to be exempt from the TDR rules.  To date, management has exercised these provisions of the CARES Act on some loan modifications on an individually requested basis.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued

As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$373,530	$3,210	$11,169	$-	$387,909
Multifamily real estate	32,269	4,220	3,797	-	40,286
Commercial real estate:
Owner occupied	158,862	4,766	4,474	-	168,102
Non-owner occupied	290,508	10,782	5,564	-	306,854
Commercial and industrial	96,476	3,250	1,406	-	101,132
Consumer	26,063	4	342	-	26,409
Construction and land	111,084	7,667	664	-	119,415
All other	34,876	-	60	-	34,936
Total	$1,123,668	$33,899	$27,476	$-	$1,185,043

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$374,835	$3,477	$11,673	$-	$389,985
Multifamily real estate	28,103	4,855	3,726	-	36,684
Commercial real estate:
Owner occupied	152,695	5,123	6,400	-	164,218
Non-owner occupied	290,096	8,617	5,603	-	304,316
Commercial and industrial	101,085	2,693	1,301	-	105,079
Consumer	28,618	5	384	-	29,007
Construction and land	123,473	11,868	797		136,138
All other	29,698	97	73	-	29,868
Total	$1,128,603	$36,735	$29,957	$-	$1,195,295

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

In the first quarter of 2020, the Company elected to adopt regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier meets all three of these criteria and has elected to utilize the CBLR as its measure of regulatory capital adequacy on a consolidated basis as well as for its largest subsidiary bank.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued

A community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 9.00% to be considered well capitalized.  Premier’s Tier 1 capital totaled $196.4 million at March 31, 2020, which represents a community bank leverage ratio of 11.5%.  Premier’s wholly owned subsidiary Citizens Deposit Bank has not adopted the CBLR simplification standard as its Tier 1 leverage ratio was only 8.36% at March 31, 2020.  Nevertheless, utilizing the standard risk-based capital ratio calculations, Citizens Deposit Bank was still considered to be well capitalized under the prompt corrective action framework and maintained a capital conservation buffer of 6.58%, well in excess of the 2.50% buffer required for equity distributions.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc., has adopted the regulatory capital simplification rules and maintained a CBLR of 11.66%, well in excess of the 9.00% required to be considered well capitalized under the prompt corrective action framework.

Shown below is a summary of regulatory capital ratios for the Company:

	Mar 31, 2020	December 31, 2019	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier 1 Capital to average assets (CBLR):	11.5%	11.3%	9.0%	9.0%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases of the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of March 31, 2020, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 1.32%.

Total lease expense for the three months ended March 31, 2020, which is included in net occupancy and equipment expense, was $332,000, consisting of $38,000 short-term lease expense and $294,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2020	$834
2021	1,067
2022	1,050
2023	805
2024	680
2025 and thereafter	3,494
Total undiscounted cash flows	7,930
Discounted cash flows	(607)
Total lease liability	$7,323

NOTE  6 - STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.

On March 18, 2020, 74,025 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $8.50, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2023.  On March 20, 2019, 72,075 incentive stock options were granted under the 2012 Long Term Incentive Plan at an exercise price of $15.57, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2022.

Compensation expense of $40,000 was recorded for the first three months of 2020 while $39,000 was recorded for the first three months of 2019.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $101,000 at March 31, 2020.  This unrecognized expense is expected to be recognized over the next 35 months based on the vesting periods of the options.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020	2019
Basic earnings per share
Income available to common stockholders	$5,368	$6,176
Weighted average common shares outstanding	14,658,998	14,626,234
Earnings per share	$0.37	$0.42

Diluted earnings per share
Income available to common stockholders	$5,368	$6,176
Weighted average common shares outstanding	14,658,998	14,626,234
Add dilutive effects of potential additional common stock	67,473	72,865
Weighted average common and dilutive potential common shares outstanding	14,726,471	14,699,099
Earnings per share assuming dilution	$0.36	$0.42

Stock options for 72,075 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2020 and March 31, 2019 because they were antidilutive.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 were as follows:

		Fair Value Measurements at March 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$61,349	$61,349	$-	$-	$61,349
Time deposits with other banks	598	-	598	-	598
Federal funds sold	8,134	8,134	-	-	8,134
Securities available for sale	404,478	-	404,478	-	404,478
Loans, net	1,171,187	-	-	1,160,850	1,160,850
Interest receivable	5,192	-	1,579	3,613	5,192

Financial liabilities
Deposits	$(1,462,380)	$(1,052,200)	$(409,834)	$-	$(1,462,034)
Securities sold under agreements to repurchase	(19,694)	-	(19,694)	-	(19,694)
FHLB advance	(7,986)	-	(8,007)	-	(8,007)
Subordinated debt	(5,445)	-	(5,383)	-	(5,383)
Interest payable	(865)	(10)	(855)	-	(865)

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$88,556	$88,556	$-	$-	$88,556
Time deposits with other banks	598	-	599	-	599
Federal funds sold	5,902	5,902	-	-	5,902
Securities available for sale	390,754	-	390,754	-	390,754
Loans, net	1,181,753	-	-	1,172,575	1,172,575
Interest receivable	4,699	4	1,110	3,585	4,699

Financial liabilities
Deposits	$(1,495,753)	$(1,070,610)	$(424,886)	$-	$(1,495,496)
Securities sold under agreements to repurchase	(20,428)	-	(20,428)	-	(20,428)
FHLB advance	(6,375)	-	(6,406)	-	(6,406)
Subordinated debt	(5,436)	-	(5,527)	-	(5,527)
Interest payable	(912)	(15)	(897)	-	(912)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$293,291	$-	$293,291	$-
U. S. agency CMO’s - residential	56,768	-	56,768	-
Total mortgage-backed securities of government sponsored agencies	350,059	-	350,059	-
U. S. government sponsored agency securities	12,231	-	12,231	-
Obligations of states and political subdivisions	40,312	-	40,312	-
Other securities	1,876	-	1,876	-
Total securities available for sale	$404,478	$-	$404,478	$-

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$279,309	$-	$279,309	$-
U. S. agency CMO’s	62,644	-	62,644	-
Total mortgage-backed securities of government sponsored agencies	341,953	-	341,953	-
U. S. government sponsored agency securities	30,730	-	30,730	-
Obligations of states and political subdivisions	16,017	-	16,017	-
Other securities	2,054	-	2,054	-
Total securities available for sale	$390,754	$-	$390,754	$-

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2020 are summarized below:

		Fair Value Measurements at March 31, 2020 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,853	$-	$-	$1,853
Commercial real estate
Non-owner occupied	3,217	-	-	3,217
Commercial and industrial	317	-	-	317
Total impaired loans	$5,387	$-	$-	$5,387

Other real estate owned:
Residential real estate	$249	$-	$-	$249
Multifamily real estate	9,533	-	-	9,533
Construction and land	750	-	-	750
Total OREO	$10,532	$-	$-	$10,532

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,105,000 at March 31, 2020 with a valuation allowance of $2,718,000 and a carrying amount of $8,445,000 at December 31, 2019 with a valuation allowance of $3,102,000 resulting in a provision for loan losses of $182,000 for the three months ended March 31, 2020, compared to a $189,000 provision for loan losses for the three months ended March 31, 2019.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $10,532,000 which is made up of the outstanding balance of $11,906,000 net of a valuation allowance of $1,374,000 at March 31, 2020.  There were $25,000 of write downs during the three months ended March 31, 2020 and no write downs were recorded during the three months ended March 31, 2019.  At December 31, 2019, other real estate owned had a net carrying amount of $10,875,000, made up of the outstanding balance of $12,474,000, net of a valuation allowance of $1,599,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued

The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2020 are summarized below:

	March 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,853	sales comparison	adjustment for estimated realizable value	60.0%-60.0% (60.0%)
Commercial real estate
Non-owner occupied	3,217	income approach	adjustment for differences in net operating income expectations	13.9%-67.4% (43.3%)
Commercial and industrial	317	sales comparison	adjustment for estimated realizable value	25.0%-86.5% (45.9%)
Total impaired loans	$5,387

Other real estate owned:
Residential real estate	$249	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (17.5%)
Multifamily real estate	9,533	income approach	adjustment for differences in net operating income expectations	26.0%-26.0% (26.0%)
Construction and land	750	sales comparison	adjustment for estimated realizable value	50.3%-69.9% (66.0%)
Total OREO	$10,532

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  9 – SUBSEQUENT EVENT

COVID-19 Virus
National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates.  Premier has loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown such as lodging, restaurants, amusement, personal services and retail stores.  Due to government intervention efforts to stimulate the economy and maintain personal and business liquidity, the extent, if any, of the impact of the economic slowdown on such industries may not be known for quite some time in the future.

As an essential business, Premier has taken steps to modify its normal business operations to include keeping branches open with appropriate “social distancing” measures; utilizing permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans; and robustly participating in the U.S. Treasury’s and Small Business Administration’s Payroll Protection Program (“PPP”).  Through April 30, 2020, Premier has originated 667 PPP loans totaling over $80.6 million.  These efforts may or may not enhance Premier’s business model or future results of operations.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Item 2.  Management’s Discussion and Analysis
   of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated.   Furthermore, uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus may affect Premier’s operations more or less than currently estimated.  These important factors include, but are not limited to, those set forth in Premier’s Annual Report on Form 10-K for the year ended December 31, 2019, under Item 1A – Risk Factors and the following:   economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time) as well as state and local emergency orders related to COVID-19, changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth or lack thereof, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

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

Net income for the three months ended March 31, 2020 was $5,368,000, or $0.36 per diluted share, compared to net income of $6,176,000, or $0.42 per diluted share for the three months ended March 31, 2019.  The decrease in income in the first three months of 2019 is largely due to a decrease in interest income on loans, an increase in interest expense on deposits, an increase in non-interest expense, and an increase in provision for loan losses, all of which more than offset an increase in non-interest income.  The comparative increases in interest expense and non-interest expense are partially attributable to the operations of the newly acquired First National Bank of Jackson (“Jackson”), which were not included in the first quarter 2019 income statement results.  The provision for loan losses increased by $440,000, or 78.6%, largely to provide for estimated additional credit risk in the loan portfolio related to consequences of the national economic shutdown aimed to moderate the spread of the novel corona virus of 2019 “COVID-19”.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.76% and 1.22% for the three months ended March 31, 2020 compared to 11.14% and 1.46% for the same period in 2019.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Net interest income for the quarter ended March 31, 2020 totaled $16.342 million, down $493,000, or 2.9%, from the $16.835 million of net interest income earned in the first quarter of 2019.  Interest income in 2020 decreased by $420,000, a 2.2% decrease, largely due to a $535,000, or 3.3%, decrease in interest income on loans.  Interest income on loans in the first quarter of 2020 included approximately $75,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter compared to approximately $719,000 of interest income of this kind recognized during the first quarter of 2019.  Excluding this loan income recognition, interest income on loans increased by $109,000, or 0.7%, in the first quarter of 2020, largely due to a higher average balance of loans outstanding although with a lower average yield during the first quarter of 2020 when compared to the first quarter of 2019.  The increase in average loans is largely due to loans added via the acquisition of Jackson.  The interest income earned on the Jackson loans during the first quarter of 2020 was approximately $457,000.  Without this additional loan interest income, interest income on loans would have decreased by $348,000, or 2.1%, when compared to the first quarter of 2019, largely due to a lower average balance of loans outstanding with a slightly lower average yield.   Interest income on investment securities in the first quarter of 2020 increased by $202,000, or 8.3%, largely due to a higher average balance of investments outstanding with higher average yields when compared to the first quarter of 2019.  Interest income from interest-bearing bank balances and federal funds sold decreased by $87,000, or 25.2%, largely due to a significant decrease in the yield earned on these balances in 2020 compared to the yield earned in 2019 resulting from decreases in the short-term interest rate policy of the Federal Reserve Board of Governors.  The decrease in interest income from interest-bearing bank balances and federal funds sold occurred although the average balance outstanding during the first quarter of 2020 was $20.0 million higher than the first quarter of 2019.
In addition to the $420,000 decrease in interest income, net interest income decreased as a result of a $73,000, or 3.3%, increase in interest expense in the first quarter of 2020 when compared to the first quarter of 2019.  Interest expense on deposits increased by $115,000, or 5.6%, in the first quarter of 2020, largely due to a higher average of interest-bearing deposit balances outstanding in 2020 although on a slightly lower average rate paid on these deposits.  Average interest-bearing deposit balances were up $68.0 million, or 6.5%, in the first quarter of 2020 compared to the first quarter of 2019, largely due to the $69.7 million of deposits attributable to the two Jackson branches acquired in the fourth quarter of 2019.  The average interest rate paid on interest-bearing deposits decreased by 2 basis points from 0.80% in the first quarter of 2019 to 0.78% in the first quarter of 2020.  Adding to the interest expense increase in 2020 was $15,000 of additional interest expense paid on short-term borrowings, primarily customer repurchase agreements.  The additional interest expense was largely due to a 33 basis point increase in the average rate paid, partially offset by a 10.5% decrease in the average balance outstanding during the first quarter of 2020.  Partially offsetting these increases in interest expense was a $25,000 decrease in interest expense on the remaining Federal Home Loan Bank (“FHLB”) borrowings of First Bank of Charleston assumed by Premier as part of the 2018 acquisition.  Premier has been repaying these FHLB borrowings as they mature and has reduced the average balance outstanding in the first quarter of 2020 by 45.9% when compared to the first quarter of 2019.  Also partially offsetting the increase in interest expense on deposits during the first quarter of 2020 was an $11,000, or 11.7%, decrease in interest expense on Premier’s subordinated debt due to a decrease in the variable interest rate paid in 2020 compared to the first quarter of 2019.  The variable interest rate is indexed to the short-term three-month LIBOR interest rate, which was lower in the first quarter of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.  Lastly, interest expense on other borrowings also decreased in the first quarter of 2020 by $21,000 compared to the first quarter of 2019, as the outstanding borrowings at the parent company were fully repaid by June 30, 2019.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Premier’s net interest margin during the first three months of 2020 was 4.00% compared to 4.35% for the same period in 2019.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first three months of 2020 would have been 3.98% compared to 4.17% for the same period in 2019.  As shown in the table below, Premier’s yield earned on federal funds sold and interest-bearing bank balances decreased to 1.46% in the first three months of 2020, from the 2.74% earned in the first quarter of 2019.  The average yield earned on securities available for sale increased to 2.73% in the first three months of 2020, from the 2.68% earned in the first quarter of 2019.  The average yield earned on total loans outstanding decreased to 5.35% from the 5.73% average yield earned in the first three months of 2019.  The average yield on loans in the first three months of 2019 benefited from the $719,000 of interest income earned from deferred interest and discounts recognized on loans that paid off during the quarter.  The $719,000 added 26 basis point to the average loan yield in the first quarter of 2019.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the first quarter of 2020 has been a decrease of approximately 15 basis points when compared to the first quarter of 2019.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased in the first three months of 2020 from 0.84% during the first three months of 2019 to 0.81% in the first three months of 2020.  The average rates paid on interest-bearing deposits decreased from 0.80% in the first three months to 2019 to 0.78% during the first three months of 2020, largely due to lower rates paid on savings deposits and transaction based interest bearing deposits.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 7.05% in the first three months of 2019 to 6.14% in the first three months of 2020 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Due to competition for funds in Premier’s Washington DC metro market, the average rate paid on short-term borrowings, primarily customer repurchase agreements, increased by 33 basis points to 0.49% in the first quarter of 2020, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston remained unchanged.  The overall effect was to decrease Premier’s net interest spread by 33 basis points to 3.75% and decrease Premier’s net interest margin by 35 basis points to 4.00% in the first three months of 2020 when compared to the first three months of 2019.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Additional information on Premier’s net interest income for the first quarter of 2020 and first quarter of 2019 is contained in the following table.
PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$71,171	$258	1.46%	$51,145	$345	2.74%
Securities available for sale
Taxable	374,278	2,543	2.72	352,106	2,338	2.66
Tax-exempt	14,780	89	3.05	13,569	92	3.43
Total investment securities	389,058	2,632	2.73	365,675	2,430	2.68
Total loans	1,184,383	15,754	5.35	1,153,448	16,289	5.73
Total interest-earning assets	1,644,612	18,644	4.56%	1,570,268	19,064	4.92%
Allowance for loan losses	(13,593)			(13,817)
Cash and due from banks	22,674			24,078
Other assets	106,876			110,478
Total assets	$1,760,569			$1,691,007

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,110,990	2,165	0.78	$1,042,947	2,050	0.80
Short-term borrowings	19,847	24	0.49	22,171	9	0.16
FHLB Advances	4,149	30	2.91	7,675	55	2.91
Other borrowings	-	-	-	1,991	21	4.28
Subordinated debt	5,440	83	6.14	5,408	94	7.05
Total interest-bearing liabilities	1,140,426	2,302	0.81%	1,080,192	2,229	0.84%
Non-interest bearing deposits	363,560			377,442
Other liabilities	11,400			11,690
Stockholders’ equity	245,183			221,683
Total liabilities and equity	$1,760,569			$1,691,007

Net interest earnings		$16,342			$16,835
Net interest spread			3.75%			4.08%
Net interest margin			4.00%			4.35%

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Non-interest income increased by $73,000, or 3.4%, to $2,249,000 for the first three months of 2020 compared to the same three months of 2019, largely due to a $42,000, or 175.0% increase in secondary market mortgage income, a $23,000, or 9.7% increase in other non-interest income, and a $12,000, or 1.1% increase in service charges on deposit accounts.  These increases were partially offset by a $4,000, or 0.5% decrease in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges).  A portion of the increase in non-interest income is the result of including the operations of the two branches added from the acquisition of Jackson in the fourth quarter of 2019.

Non-interest expenses for the first quarter of 2020 totaled $10,737,000, or 2.45% of average assets on an annualized basis, compared to $10,593,000, or 2.54% of average assets for the same period of 2019.  The $144,000, or 1.4% increase in non-interest expenses in 2020 when compared to the first quarter of 2019 was largely due to the operations of two branches added from the acquisition of Jackson.  Increases in operating costs include a $209,000, or 4.0%, increase in staff costs, a $147,000, or 10.6% increase in data processing expense, a $61,000, or 3.7%, increase in net occupancy and equipment expense, a $37,000, or 15.5%, increase in taxes not on income, a $129,000 increase in other operating expenses, and a $15,000, or 6.6% increase in the amortization of intangible assets.  These increases were partially offset by a $181,000, or 72.7%, decrease in OREO expenses, a $128,000, or 103.2% decrease in FDIC insurance, a $121,000, or 33.2% decrease in professional fees, and a $14,000, or 10.9% decrease in loan collection expenses.  FDIC insurance expense decreased by $128,000 due to the utilization of FDIC based community bank assessment credits used to fully offset the first quarter 2020 FDIC insurance premium.

Income tax expense was $1,486,000 for the first three months of 2020 compared to $1,682,000 for the first three months of 2019.  The decrease in income tax expense is largely due to the decrease in pretax income described above, as the effective tax rate for the three months ended March 31, 2020 was 21.7% which compares similarly to the 21.4% effective tax rate for the same period in 2019.

As an essential business, Premier has taken steps to modify its normal business operations to include keeping branches open with appropriate “social distancing” measures; utilizing permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans; and robustly participating in the U.S. Treasury’s and Small Business Administration’s Payroll Protection Program.  These efforts may or may not enhance Premier’s business model or future results of operations.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

B.          Financial Position

Total assets at March 31, 2020 decreased by $21.8 million to $1.759 billion from the $1.781 billion at December 31, 2019.  The decrease in total assets since year-end is largely due to a $27.6 million decrease in interest bearing bank balances and a $10.3 million decrease in total loans, partially offset by a $13.7 million increase in securities available for sale and a $2.2 million increase in federal funds sold.  Earning assets decreased by $22.0 million from the $1.662 billion at year-end 2019 to end the quarter at $1.640 billion.

Cash and due from banks at March 31, 2020 was $23.5 million, a $364,000 increase from the $23.1 million at December 31, 2019.  Interest bearing bank balances decreased by $27.6 million from the $66.1 million reported at December 31, 2019.  Federal funds sold increased by $2.2 million to $8.1 million at March 31, 2020.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $404.5 million at March 31, 2020, a $13.7 million increase from the $390.8 million at December 31, 2019.  The increase was largely due to the purchase of $47.4 million of investment securities and a $6.9 million increase in market value of securities available for sale.  These increases more than offset $40.5 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the quarter. The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2020 and December 31, 2019 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2020 were $1.185 billion compared to $1.195 billion at December 31, 2019, a decrease of approximately $10.3 million, or 0.9%. The decrease is largely due to regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure partially offset by internal loan growth.  Higher risk categories of loans such as construction and land loans, decreased by approximately $16.7 million or 12.2%, and consumer loans, decreased by $2.6 million, or 9.0%.  These decreases more than offset a $3.6 million increase in multifamily residential loans, a $3.9 million increase in owner occupied commercial real estate loans and a $2.5 million increase in non-owner occupied commercial real estate loans.  The $5.1 million increase in other loans was largely due to a municipal entity line of credit draw on an economic development project well underway in Premier’s West Virginia market.  Loan payoffs during the first quarter of 2020 resulted in recognizing approximately $75,000 of remaining fair value discounts associated with the loans.

Premises and equipment decreased by $109,000, largely due to normal quarterly depreciation of fixed assets.  Other intangible assets decreased by $242,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Deposits totaled $1.462 billion as of March 31, 2020, a $33.4 million, or 2.2%, decrease from the $1.496 billion in deposits at December 31, 2019.  The overall decrease in deposits is largely due to a $17.1 million, or 4.0% decrease in certificates of deposit, an $11.7 million, or 3.2% decrease in non-interest bearing deposits, and a $6.6 million, or 2.1% decrease in interest bearing transaction deposits.  Partially offsetting these decreases, savings and money market deposits increased by $2.0 million, or 0.5%.  The decrease in certificate of deposit balances are primarily the result of discontinuing CD rate specials as management lowered offering rates in response to decreases in market short-term and long-term interest rates.  The decrease in non-interest bearing deposits was largely due to an influx of these deposits in the fourth quarter of 2019 that were temporary in nature.  Repurchase agreements with corporate and public entity customers decreased by $734,000, or 3.6%.  Short-term FHLB borrowings increased by $5.0 million since year-end 2019 due to a 4-week advance to supplement Premier’s investment purchases.  Long-term FHLB advances decreased by $3.4 million due to payments at maturity on the FHLB advances assumed by Premier as part of its acquisition of First Bank of Charleston.   Subordinated debentures increased by $9,000, due to the regular amortization of the fair value adjustment.  Other liabilities increased by $2.1 million, primarily due to increases in net deferred tax liabilities related to the increase in the unrealized gain on securities available for sale and the accrual of income taxes on first quarter 2020 pretax income not due to be paid until after March 31, 2020.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2020 and December 31, 2019.

	(In Thousands)
	2020	2019
Non-accrual loans	$14,509	$14,437
Accruing loans which are contractually past due 90 days or more	1,102	2,228
Accruing restructured loans	2,992	3,020
Total non-performing loans	18,603	19,685
Other real estate acquired through foreclosure (OREO)	12,709	12,242
Total non-performing assets	$31,312	$31,927

Non-performing loans as a percentage of total loans	1.57%	1.65%

Non-performing assets as a percentage of total assets	1.78%	1.79%

Total non-performing loans have decreased since year-end, largely due to a $1.1 million decrease in loans past due 90 days or more and a $28,000 decrease in accruing restructured loans.  These decreases in non-performing loans were partially offset by a $72,000 increase in non-accrual loans.  Total non-performing assets have decreased since year-end, largely due to the decrease in non-performing loans.  This decrease was partially offset by a $467,000 increase in other real estate owned acquired through foreclosure (“OREO”).  Other real estate owned increased by $467,000, or 3.8%, largely due to the foreclosure on one commercial real estate property previously categorized as an impaired loan with a specific allowance for loan losses allocation which resulted in a $566,000 loan charge-off upon foreclosure.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

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

Gross charge-offs totaled $826,000 during the first three months of 2020, largely due to the foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $566,000 loan charge-off.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2020 totaled $140,000, resulting in net charge-offs for the first quarter of 2020 of $686,000.  This compares to $819,000 of net charge-offs recorded in the first quarter of 2019.  The allowance for loan losses at March 31, 2020 was 1.17% of total loans compared to 1.13% at December 31, 2019.  The increase in the ratio is largely due to a decrease in total loans outstanding and an increase in the amount of allowance allocated to loans collectively evaluated for impairment.

During the first quarter of 2020, Premier recorded $1,000,000 of provision for loan losses.  This provision compares to $560,000 of provision for loan losses recorded during the same quarter of 2019.  The increase in the provision for loan losses recorded during the first quarter of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus.  Premier added approximately $514,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown such as lodging, restaurants, amusement, personal services and retail stores.   Due to government intervention efforts to stimulate the economy and maintain personal and business liquidity, the extent, if any, of the impact of the economic slowdown on such industries may not be known for quite some time in the future.  Management will continue to monitor past due and non-performing loans and work with borrowers within the permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans.

The provision for loan losses recorded during the first quarter of 2019 was primarily to provide for additional identified credit risk in Premier’s commercial real estate loan, residential real estate loan, and all other loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.  The provisions for loan losses recorded in 2019 and 2020 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

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

C.          Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2019.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the identification and evaluation of impaired loans.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in the application of these accounting policies since December 31, 2019.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $404.5 million of securities at fair value as of March 31, 2020.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

E.          Capital

At March 31, 2020, total stockholders’ equity of $248.9 million was 14.1% of total assets.  This compares to total stockholders’ equity of $240.2 million, or 13.5% of total assets on December 31, 2019.  The increase in stockholders’ equity was largely due to the $5.4 million of first quarter net income and a $5.4 million, net of tax, increase in the market value of the investment portfolio available for sale.   This increase in stockholders’ equity was partially offset by a $0.15 per share cash dividend declared and paid during the first quarter of 2020.
In the first quarter of 2020, Premier elected to adopt regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier meets all three of these criteria and has elected to utilize the CBLR as its measure of regulatory capital adequacy on a consolidated basis as well as for its largest subsidiary bank.
A community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 9.00% to be considered well capitalized.  Premier’s Tier 1 capital totaled $196.4 million at March 31, 2020, which represents a community bank leverage ratio of 11.5%.  This ratio is up from the 11.3% Tier 1 leverage ratio and $192.7 million of Tier 1 capital at December 31, 2019.  The slight increase in the Tier 1 leverage ratio is largely due to the growth in Tier 1 capital combined with a slight decrease in the quarterly average total assets used to compute the CBLR.  Premier’s wholly owned subsidiary Citizens Deposit Bank has not adopted the CBLR simplification standard as its Tier 1 leverage ratio was only 8.36% at March 31, 2020.  Nevertheless, utilizing the standard risk-based capital ratio calculations, Citizens Deposit Bank was still considered to be well capitalized under the prompt corrective action framework and maintained a capital conservation buffer of 6.58%, well in excess of the 2.50% buffer required for equity distributions.  Premier’s other wholly owned subsidiary bank has adopted the regulatory capital simplification rules and maintained a CBLR of 11.66%, well in excess of the 9.00% required to be considered well capitalized under the prompt corrective action framework.
Book value per common share was $16.98 at March 31, 2020 and $16.39 at December 31, 2019.  The increase in book value per share was largely due to the $0.36 per share earned during the first quarter, partially offset by the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2020.  Also increasing Premier’s book value per share at March 31, 2020 was the $5.4 million of other comprehensive income for the first three months of 2020 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.37 per share.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2019 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2019 10-K.

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
MARCH 31, 2020

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier's Annual Report on Form 10-K for the year ended December 31, 2019 for disclosures with respect to Premier's risk factors at December 31, 2019. There have been no material changes since year-end 2019 in the specified risk factors disclosed in the Annual Report on Form 10-K.

COVID-19 Virus
National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates.  Many of the Risk Factors discussed in Premier’s annual report on Form 10-K, which are outside of the Company’s control, may be influenced by actions responsive to efforts to curb the spread of the COVID-19 virus, the results of which are impossible to predict and could materially impact the Company’s business and future results of operations.  These risk topics include, but are not limited to, “Regional economic changes in the Company’s markets”, “New or revised tax, accounting, and other laws, regulations, rules and standards”, “Extensive regulation and supervision”, “Changes in interest rates”, “Concentrations of commercial real estate and commercial business loans”, “Defaults by other larger financial institutions”, the “Allowance for loan losses may be insufficient”, “Changes in energy and natural resource markets”, “Extended disruption of vital infrastructure”, “Loss of large checking and money market deposit customers”, “Inability to hire and retain qualified employees”, “Market volatility”, and “the Availability of additional capital when needed”.  The combination of any of these risk factors in this unprecedented time in world history could further compound the negative results to Premier’s business and future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2020

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
MARCH 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 8, 2020              /s/ Robert W. Walker
   Robert W. Walker
   President & Chief Executive Officer

Date: May 8, 2020              /s/ Brien M. Chase
   Brien M. Chase
   Senior Vice President & Chief Financial Officer