Form 10-Q
period 2020-06-30
PREMIER FINANCIAL BANCORP INC
filed 2020-08-07
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer □		Accelerated filer ☑
Non-accelerated filer □	Smaller reporting company ☑	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).      Yes ☐    No ☑.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PFBI	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, – 14,673,257 shares outstanding at August 3, 2020

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$23,724	$23,091
Interest bearing bank balances	101,521	66,063
Federal funds sold	8,365	5,902
Cash and cash equivalents	133,610	95,056
Securities available for sale	416,700	390,754
Loans	1,265,002	1,195,295
Allowance for loan losses	(14,388)	(13,542)
Net loans	1,250,614	1,181,753
Federal Home Loan Bank stock, at cost	4,286	4,450
Premises and equipment, net	36,708	37,257
Other real estate owned, net	12,267	12,242
Interest receivable	5,997	4,699
Goodwill	47,640	47,640
Other intangible assets	4,893	5,376
Other assets	2,279	1,783
Total assets	$1,914,994	$1,781,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$475,241	$367,870
Time deposits, $250,000 and over	71,523	100,638
Other interest bearing	1,061,387	1,027,245
Total deposits	1,608,151	1,495,753
Securities sold under agreements to repurchase	27,737	20,428
FHLB advances	2,995	6,375
Subordinated debt	5,455	5,436
Interest payable	638	912
Other liabilities	16,023	11,865
Total liabilities	1,660,999	1,540,769

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,673,257 shares issued and outstanding at June 30, 2020, and 14,657,432 shares issued and outstanding at December 31, 2019	134,052	133,795
Retained earnings	109,216	102,743
Accumulated other comprehensive income (loss)	10,727	3,703
Total stockholders' equity	253,995	240,241
Total liabilities and stockholders' equity	$1,914,994	$1,781,010

See Accompanying Notes to Consolidated Financial Statements
4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$16,416	$16,227	$32,170	$32,516
Securities available for sale
Taxable	2,014	2,313	4,557	4,651
Tax-exempt	182	88	271	180
Federal funds sold and other	26	478	284	823
Total interest income	18,638	19,106	37,282	38,170

Interest expense
Deposits	1,715	2,285	3,880	4,335
Repurchase agreements and other	15	12	39	21
Other borrowings	-	10	-	31
FHLB advances	23	48	53	103
Subordinated debt	76	96	159	190
Total interest expense	1,829	2,451	4,131	4,680

Net interest income	16,809	16,655	33,151	33,490
Provision for loan losses	590	330	1,590	890
Net interest income after provision for loan losses	16,219	16,325	31,561	32,600

Non-interest income
Service charges on deposit accounts	692	1,122	1,798	2,216
Electronic banking income	937	927	1,755	1,749
Secondary market mortgage income	85	33	151	57
Other	176	265	435	501
	1,890	2,347	4,139	4,523
Non-interest expenses
Salaries and employee benefits	5,267	5,427	10,675	10,626
Occupancy and equipment expenses	1,798	1,877	3,523	3,541
Outside data processing	1,702	1,426	3,233	2,810
Professional fees	246	306	490	671
Taxes, other than payroll, property and income	252	261	527	499
Write-downs, expenses, sales of other real estate owned, net	354	228	422	477
Amortization of intangibles	241	223	483	450
FDIC insurance	72	119	68	243
Other expenses	1,147	1,174	2,395	2,317
	11,079	11,041	21,816	21,634
Income before income taxes	7,030	7,631	13,884	15,489
Provision for income taxes	1,524	1,772	3,010	3,454

Net income	$5,506	$5,859	$10,874	$12,035

Net income per share:
Basic	$0.38	$0.40	$0.74	$0.82
Diluted	0.37	0.40	0.74	0.82
See Accompanying Notes to Consolidated Financial Statements
5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,506	$5,859	$10,874	$12,035

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	1,998	3,989	8,890	9,593
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	1,998	3,989	8,890	9,593
Less tax impact	(419)	(837)	(1,866)	(2,014)
Other comprehensive income (loss)	1,579	3,152	7,024	7,579

Comprehensive income	$7,085	$9,011	$17,898	$19,614

See Accompanying Notes to Consolidated Financial Statements
6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, April 1, 2020	$133,866	$105,911	$9,148	$248,925
Net income	-	5,506	-	5,506
Other comprehensive income (loss)	-	-	1,579	1,579
Cash dividends paid ($0.15 per share)	-	(2,201)	-	(2,201)
Stock options exercised	-	-	-	-
Stock based compensation expense	186	-	-	186
Balances, June 30, 2020	$134,052	$109,216	$10,727	$253,995

Balances, April 1, 2019	$133,338	$91,314	$575	$225,227
Net income	-	5,859	-	5,859
Other comprehensive income (loss)	-	-	3,152	3,152
Cash dividends paid ($0.15 per share)	-	(2,195)	-	(2,195)
Stock options exercised	89	-	-	89
Stock based compensation expense	170	-	-	170
Balances, June 30, 2019	$133,597	$94,978	$3,727	$232,302

Six months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2020	$133,795	$102,743	$3,703	$240,241
Net income	-	10,874	-	10,874
Other comprehensive income	-	-	7,024	7,024
Cash dividends paid ($0.30 per share)	-	(4,401)	-	(4,401)
Stock options exercised	31	-	-	31
Stock based compensation expense	226	-	-	226
Balances, June 30, 2020	$134,052	$109,216	$10,727	$253,995

Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	12,035	-	12,035
Other comprehensive income	-	-	7,579	7,579
Cash dividends paid ($0.30 per share)	-	(4,390)	-	(4,390)
Stock options exercised	140	-	-	140
Stock based compensation expense	209	-	-	209
Balances, June 30, 2019	$133,597	$94,978	$3,727	$232,302

See Accompanying Notes to Consolidated Financial Statements
7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS)

	2020	2019
Cash flows from operating activities
Net income	$10,874	$12,035
Adjustments to reconcile net income to net cash from operating activities
Depreciation	987	1,150
Provision for loan losses	1,590	890
Amortization, net of accretion	666	80
Writedowns of other real estate owned, net	263	100
Stock compensation expense	226	209
Changes in:
Interest receivable	(1,298)	(380)
Other assets	(496)	(155)
Interest payable	(274)	152
Other liabilities	2,213	(380)
Net cash from operating activities	14,751	13,701

Cash flows from investing activities
Purchases of securities available for sale	(91,614)	(21,020)
Proceeds from maturities and calls of securities available for sale	73,821	35,107
Purchase of FHLB stock	-	(10)
Redemption of FHLB stock	164	100
Net change in loans	(70,720)	273
Purchases of premises and equipment, net	(360)	(876)
Proceeds from sales of other real estate acquired through foreclosure	612	633
Net cash from (used in) investing activities	(88,097)	14,207

Cash flows from financing activities
Net change in deposits	112,361	(2,804)
Net change in agreements to repurchase securities	7,309	(1,228)
Repayment of other borrowed funds	-	(2,500)
Repayment of FHLB advances	(3,400)	(2,500)
Proceeds from stock option exercises	31	140
Common stock dividends paid	(4,401)	(4,390)
Net cash from financing activities	111,900	(13,282)

Net change in cash and cash equivalents	38,554	14,626

Cash and cash equivalents at beginning of period	95,056	80,775

Cash and cash equivalents at end of period	$133,610	$95,401

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,404	$4,528
Cash paid during period for income taxes	-	3,500
Loans transferred to real estate acquired through foreclosure	900	957
Operating right-of-use asset resulting from lease liability	78	7,558
See Accompanying Notes to Consolidated Financial Statements
8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

Year			Total	June 30, 2020 Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$578,556	$1,438	$3,021
Premier Bank, Inc.	Huntington, West Virginia	1998	1,328,897	4,741	8,974
Parent and Intercompany Eliminations			7,541	(673)	(1,121)
Consolidated Total			$1,914,994	$5,506	$10,874

All significant intercompany transactions and balances have been eliminated.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. Those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations include the allowance for loan losses, business combinations and impairment of goodwill, and other than temporary impairment (“OTTI”) of securities available for sale.  The estimates and assumptions used in these calculations affect the amounts reported in the financial statements and the disclosures provided.  National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates.  During the first quarter of 2020, management determined that the deterioration in the general economic conditions as a result of these efforts to curb the spread of the COVID-19 virus represented a triggering event prompting a qualitative evaluation of goodwill impairment.  Based on the analyses performed in the first and second quarters of 2020, management determined that goodwill was not impaired.   At this time, management does not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic. The effects of government measures to curb the spread of the COVID-19 virus on the local or national economy are uncertain and could cause assumptions and conditions to change in the near term.  In the event that changes to assumptions or conditions from what was originally estimated were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued
Loans:  In addition to the eight loan portfolio segments already identified as having differing risk characteristics, in the second quarter of 2020 Premier added the following porfolio segment:
Small Business Administration Paycheck Protection Plan:  Loans originated under the Small Business Administration’s Paycheck Protection Plan (“SBA PPP”), as originally enacted, provide qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans require no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration (“SBA”) and the U. S. Treasury.  As fully guaranteed loans, no allowance for loans losses is considered necessary.  Loan amounts per borrower are limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  The program has since been modified to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the issuing bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  A subsequent change to the program allows borrowers an option to extend the repayment period up to 60 months.

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

10.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2020 are summarized as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$305,338	$11,053	$(248)	$316,143
U. S. sponsored agency CMO’s - residential	47,888	1,308	–	49,196
Total mortgage-backed securities of government sponsored agencies	353,226	12,361	(248)	365,339
U. S. government sponsored agency securities	9,392	154	–	9,546
Obligations of states and political subdivisions	38,541	1,183	–	39,724
Other securities	1,963	135	(7)	2,091
Total available for sale	$403,122	$13,833	$(255)	$416,700

Amortized cost and fair value of investment securities, by category, at December 31, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$276,013	$3,618	$(322)	$279,309
U. S. sponsored agency CMO’s - residential	61,989	768	(113)	62,644
Total mortgage-backed securities of government sponsored agencies	338,002	4,386	(435)	341,953
U. S. government sponsored agency securities	30,538	280	(88)	30,730
Obligations of states and political subdivisions	15,570	453	(6)	16,017
Other securities	1,956	98	–	2,054
Total available for sale	$386,066	$5,217	$(529)	$390,754

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
The amortized cost and fair value of securities at June 30, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,742	$8,825
Due after one year through five years	26,090	26,718
Due after five years through ten years	9,437	9,716
Due after ten years	5,627	6,102
Mortgage-backed securities of government sponsored agencies	353,226	365,339
Total available for sale	$403,122	$416,700

There were no sales of securities during the three and six months of 2020 and 2019.

Securities with unrealized losses at June 30, 2020 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$43,995	$(248)	$–	$–	$43,995	$(248)
Other securities	241	(7)	–	–	241	(7)
Total temporarily impaired	$44,236	$(255)	$–	$–	$44,236	$(255)

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
Securities with unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$10,851	$(84)	$3,957	$(4)	$14,808	$(88)
U.S government sponsored agency MBS – residential	50,945	(199)	12,930	(123)	63,875	(322)
U.S government sponsored agency CMO’s – residential	4,376	(3)	8,815	(110)	13,191	(113)
Obligations of states and political subdivisions	1,866	(6)	–	–	1,866	(6)
Total temporarily impaired	$68,038	$(292)	$25,702	$(237)	$93,740	$(529)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2020 and December 31, 2019 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2020 and December 31, 2019 are summarized as follows:

	2020	2019
Residential real estate	$390,150	$389,985
Multifamily real estate	37,376	36,684
Commercial real estate:
Owner occupied	164,121	164,218
Non-owner occupied	303,141	304,316
Commercial and industrial	85,073	105,079
SBA PPP	110,690	–
Consumer	25,416	29,007
Construction and land	115,053	136,138
All other	33,982	29,868
	$1,265,002	$1,195,295

13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2020 was as follows:

Loan Class	Balance December 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2020

Residential real estate	$1,711	$288	$(94)	$10	$1,915
Multifamily real estate	1,954	161	–	–	2,115
Commercial real estate:
Owner occupied	2,441	590	(566)	5	2,470
Non-owner occupied	3,184	1,200	(77)	3	4,310
Commercial and industrial	1,767	(247)	(5)	39	1,554
Consumer	281	14	(99)	34	230
Construction and land	1,724	(529)	–	38	1,233
All other	480	113	(94)	62	561
Total	$13,542	$1,590	$(935)	$191	$14,388

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 was as follows:

Loan Class	Balance December 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2019

Residential real estate	$1,808	$104	$(59)	$27	$1,880
Multifamily real estate	1,649	65	–	2	1,716
Commercial real estate:
Owner occupied	2,120	200	(533)	3	1,790
Non-owner occupied	3,058	277	(57)	2	3,280
Commercial and industrial	1,897	178	(113)	38	2,000
Consumer	351	129	(140)	28	368
Construction and land	2,255	(102)	(13)	–	2,140
All other	600	39	(97)	57	599
Total	$13,738	$890	$(1,012)	$157	$13,773

14.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2020 was as follows:

Loan Class	Balance March 31, 2020	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2020

Residential real estate	$1,838	$72	$(1)	$6	$1,915
Multifamily real estate	2,104	11	–	–	2,115
Commercial real estate:
Owner occupied	2,220	248	–	2	2,470
Non-owner occupied	3,642	721	(53)	–	4,310
Commercial and industrial	1,817	(269)	(5)	11	1,554
Consumer	241	12	(30)	7	230
Construction and land	1,412	(180)	–	1	1,233
All other	582	(25)	(20)	24	561
Total	$13,856	$590	$(109)	$51	$14,388

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 was as follows:

Loan Class	Balance March 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2019

Residential real estate	$1,823	$62	$(27)	$22	$1,880
Multifamily real estate	1,590	126	–	–	1,716
Commercial real estate:
Owner occupied	1,824	(36)	–	2	1,790
Non-owner occupied	3,401	(123)	–	2	3,280
Commercial and industrial	1,721	275	(3)	7	2,000
Consumer	365	19	(33)	17	368
Construction and land	2,149	(9)	–	–	2,140
All other	606	16	(46)	23	599
Total	$13,479	$330	$(109)	$73	$13,773

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2020 and December 31, 2019.
	2020	2019
Residential real estate	$2,384	$2,565
Commercial real estate
Owner occupied	1,108	1,804
Non-owner occupied	2,482	2,628
Commercial and industrial	19	305
Consumer	17	22
Construction and land	416	483
All other	176	174
Total carrying amount	$6,602	$7,981
Contractual principal balance	$9,880	$11,681

Carrying amount, net of allowance	$6,602	$7,981

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2020 and June 30, 2019.

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

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2020 and June 30, 2019.

	2020	2019
Balance at January 1	$619	$642
New loans purchased	–	–
Accretion of income	(59)	(94)
Loans placed on non-accrual	–	–
Income recognized upon full repayment	(65)	(73)
Reclassifications to accretable difference	(190)	–
Disposals	–	–
Balance at June 30	$305	$475

17.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2020	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,460	$4,197	$748
Multifamily real estate	4,088	3,708	–
Commercial real estate
Owner occupied	2,160	1,734	9
Non-owner occupied	4,042	2,726	–
Commercial and industrial	1,341	787	74
Consumer	324	236	–
Construction and land	355	313	149
All other	75	60	–
Total	$17,845	$13,761	$980

December 31, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,801	$4,618	$1,425
Multifamily real estate	4,113	3,726	–
Commercial real estate
Owner occupied	3,399	2,995	–
Non-owner occupied	3,120	1,852	340
Commercial and industrial	1,026	420	451
Consumer	364	313	9
Construction and land	470	440	3
All other	75	73	–
Total	$18,368	$14,437	$2,228

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

18.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$390,150	$3,971	$2,802	$6,773	$383,377
Multifamily real estate	37,376	–	3,708	3,708	33,668
Commercial real estate:
Owner occupied	164,121	26	505	531	163,590
Non-owner occupied	303,141	–	1,591	1,591	301,550
Commercial and industrial	85,073	703	723	1,426	83,647
SBA PPP	110,690	–	–	–	110,690
Consumer	25,416	96	112	208	25,208
Construction and land	115,053	4	152	156	114,897
All other	33,982	–	60	60	33,922
Total	$1,265,002	$4,800	$9,653	$14,453	$1,250,549

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$389,985	$9,479	$3,192	$12,671	$377,314
Multifamily real estate	36,684	–	3,726	3,726	32,958
Commercial real estate:
Owner occupied	164,218	337	1,199	1,536	162,682
Non-owner occupied	304,316	838	1,017	1,855	302,461
Commercial and industrial	105,079	245	708	953	104,126
Consumer	29,007	309	230	539	28,468
Construction and land	136,138	3,856	4	3,860	132,278
All other	29,868	–	73	73	29,795
Total	$1,195,295	$15,064	$10,149	$25,213	$1,170,082

19.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$–	$1,915	$–	$1,915	$60	$387,706	$2,384	$390,150
Multifamily real estate	1,865	250	–	2,115	3,708	33,668	–	37,376
Commercial real estate:
Owner occupied	–	2,470	–	2,470	1,440	161,573	1,108	164,121
Non-owner occupied	448	3,862	–	4,310	4,022	296,637	2,482	303,141
Commercial and industrial	446	1,108	–	1,554	763	84,291	19	85,073
SBA PPP	–	–	–	–	–	110,690	–	110,690
Consumer	–	230	–	230	–	25,399	17	25,416
Construction and land	–	1,233	–	1,233	303	114,334	416	115,053
All other	–	561	–	561	–	33,806	176	33,982
Total	$2,759	$11,629	$–	$14,388	$10,296	$1,248,104	$6,602	$1,265,002

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019:
	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$–	$1,711	$–	$1,711	$63	$387,357	$2,565	$389,985
Multifamily real estate	1,737	217	–	1,954	3,726	32,958	–	36,684
Commercial real estate:
Owner occupied	653	1,788	–	2,441	2,685	159,729	1,804	164,218
Non-owner occupied	271	2,913	–	3,184	3,830	297,858	2,628	304,316
Commercial and industrial	390	1,377	–	1,767	678	104,096	305	105,079
Consumer	–	281	–	281	–	28,985	22	29,007
Construction and land	51	1,673	–	1,724	431	135,224	483	136,138
All other	–	480	–	480	–	29,694	174	29,868
Total	$3,102	$10,440	$–	$13,542	$11,413	$1,175,901	$7,981	$1,195,295

20.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2020.  The table includes $701,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$184	$60	$-
Commercial real estate
Owner occupied	2,166	1,759	-
Non-owner occupied	1,661	805	-
Commercial and industrial	509	–	-
Construction and land	344	303	-
	4,864	2,927	-
With an allowance recorded:
Multifamily real estate	4,088	3,708	1,865
Commercial real estate
Non-owner occupied	3,748	3,599	448
Commercial and industrial	781	763	446
	8,617	8,070	2,759
Total	$13,481	$10,997	$2,759

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

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$188	$63	$-
Multifamily real estate	96	89	-
Commercial real estate
Owner occupied	2,201	1,842	-
Non-owner occupied	2,512	1,732	-
Commercial and industrial	509	–	-
	5,506	3,726	-
With an allowance recorded:
Multifamily real estate	$4,017	$3,637	$1,737
Commercial real estate
Owner occupied	1,189	1,162	653
Non-owner occupied	2,654	2,537	271
Commercial and industrial	689	678	390
Construction and land	460	431	51
	9,009	8,445	3,102
Total	$14,515	$12,171	$3,102

22.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2020 and June 30, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$62	$–	$–	$267	$–	$–
Multifamily real estate	3,744	–	–	3,855	–	–
Commercial real estate:
Owner occupied	2,191	6	4	3,898	6	6
Non-owner occupied	4,376	72	36	10,556	186	186
Commercial and industrial	738	2	2	562	2	2
Construction and land	353	–	–	1,065	121	121
Total	$11,464	$80	$42	$20,203	$315	$315

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2020 and June 30, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2020			Three months ended June 30, 2019
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$61	$–	$–	$253	$–	$–
Multifamily real estate	3,753	–	–	3,830	–	–
Commercial real estate:
Owner occupied	1,785	3	1	4,062	3	3
Non-owner occupied	4,429	36	–	10,573	92	92
Commercial and industrial	768	1	1	562	1	1
Construction and land	314	–	–	922	113	113
Total	$11,110	$40	$2	$20,202	$209	$209

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

The following table presents TDR’s as of June 30, 2020 and December 31, 2019:

June 30, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$25	$151	$176
Multifamily real estate	3,708	–	3,708
Commercial real estate
Owner occupied	–	201	201
Non-owner occupied	856	1,781	2,637
Commercial and industrial	191	–	191
Total	$4,780	$2,133	$6,913

December 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$32	$157	$189
Multifamily real estate	3,636	–	3,636
Commercial real estate
Owner occupied	1,162	207	1,369
Non-owner occupied	–	2,656	2,656
Commercial and industrial	191	–	191
Total	$5,021	$3,020	$8,041

At June 30, 2020, $2,118,000 in specific reserves were allocated to loans that had restructured terms resulting in a provision for loan losses of $10,000 for the three months ended June 30, 2020 and $213,000 for the six months ended June 30, 2020.  This compares to a provision for loan losses on restructured loans of $216,000 for the three months ended June 30, 2019 and $150,000 for the six months ended June 30, 2019.  At December 31, 2019, $2,471,000 in specific reserves were allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

24.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
There were no new TDR’s that occurred during the three and six months ended June 30, 2020 and June 30, 2019.

During the three and six months ended June 30, 2020 and June 30, 2019, there were no TDR’s for which there as a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020.  Provisions of the CARES Act permit certain loan payment modifications by banks that would normally be considered TDR’s to be exempt from the TDR rules.  Management has exercised these provisions of the CARES Act on the following loans outstanding as of June 30, 2020 to some degree on an individually requested basis.

June 30, 2020	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Residential real estate	$9,756	$6,444	$16,200
Multifamily real estate	2,526	5,280	7,806
Commercial real estate
Owner occupied	16,880	23,856	40,736
Non-owner occupied	56,735	79,410	136,145
Commercial and industrial	3,510	6,634	10,144
Consumer	218	313	531
Construction and land	21,979	6,817	28,796
All other	10	334	344
Total	$111,614	$129,088	$240,702

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

26.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
As of June 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$376,261	$2,992	$10,897	$–	$390,150
Multifamily real estate	29,216	4,452	3,708	–	37,376
Commercial real estate:
Owner occupied	155,443	4,284	4,394	–	164,121
Non-owner occupied	288,198	9,597	5,346	–	303,141
Commercial and industrial	80,192	3,498	1,383	–	85,073
SBA PPP	110,690	–	–	–	110,690
Consumer	25,107	2	307	–	25,416
Construction and land	110,807	3,676	570	–	115,053
All other	33,922	–	60	–	33,982
Total	$1,209,836	$28,501	$26,665	$–	$1,265,002

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$374,835	$3,477	$11,673	$-	$389,985
Multifamily real estate	28,103	4,855	3,726	-	36,684
Commercial real estate:
Owner occupied	152,695	5,123	6,400	-	164,218
Non-owner occupied	290,096	8,617	5,603	-	304,316
Commercial and industrial	101,085	2,693	1,301	-	105,079
Consumer	28,618	5	384	-	29,007
Construction and land	123,473	11,868	797	-	136,138
All other	29,698	97	73	-	29,868
Total	$1,128,603	$36,735	$29,957	$-	$1,195,295

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

In 2020, the Company elected to adopt regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its subsidiary banks meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy .

28.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued
Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.0% to be considered well capitalized.  Premier’s Tier 1 capital totaled $200.1 million at June 30, 2020, which represents a community bank leverage ratio of 10.9%.  Premier’s wholly owned subsidiary Citizens Deposit Bank  adopted the CBLR simplification standard during the second quarter of 2020 as its Tier 1 leverage ratio was 8.2% at June 30, 2020.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc., adopted the regulatory capital simplification rules in the first quarter and maintained a CBLR of 11.0% at June 30, 2020, well in excess of the 8.0% required to be considered well capitalized under the prompt corrective action framework.

Shown below is a summary of regulatory capital ratios for the Company:

	June 30, 2020	December 31, 2019	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier 1 Capital to average assets (CBLR):	10.9%	11.3%	8.0%	8.0%

29.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of June 30, 2020, the weighted average remaining lease term for operating leases was 9.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 0.94%.

Total lease expense for the six months ended June 30, 2020, which is included in net occupancy and equipment expense, was $673,000, consisting of $74,000 short-term lease expense and $599,000 of operating lease expense. For the three months ended June 30, 2020, lease expense was $340,000, consisting of $36,000 short-term lease expense and $304,000 of operating lease expense.

Total lease expense for the six months ended June 30, 2019, which is included in net occupancy and equipment expense, was $622,000, consisting of $48,000 short-term lease expense and $574,000 of operating lease expense.  For the three months ended June 30, 2019, lease expense was $310,000, consisting of $20,000 short-term lease expense and $290,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2020	$556
2021	1,067
2022	1,050
2023	805
2024	680
2025 and Thereafter	3,494
Total undiscounted cash flows	7,652
Discounted cash flows	(422)
Total lease liability	$7,230

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

On June 9, 2020, 11,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.54 per share based upon the closing price of Premier’s stock on the date of grant and $160,000 of stock-based compensation was recorded as a result.  On April 17, 2019, 7,500 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $16.78 per share based upon the closing price of Premier’s stock on the date of grant and $126,000 of stock-based compensation was recorded as a result.

Compensation expense of $226,000 was recorded for the first six months of 2020 while $209,000 was recorded for the first six months of 2019.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $101,000 at June 30, 2020.  This unrecognized expense is expected to be recognized over the next 32 months based on the vesting periods of the options.

31.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share
Income available to common stockholders	$5,506	$5,859	$10,874	$12,035
Weighted average common shares outstanding	14,664,916	14,636,569	14,661,957	14,631,430
Earnings per share	$0.38	$0.40	$0.74	$0.82

Diluted earnings per share
Income available to common stockholders	$5,506	$5,859	$10,874	$12,035
Weighted average common shares outstanding	14,725,075	14,718,419	14,728,208	14,708,377
Add dilutive effects of potential additional common stock	60,159	81,850	66,251	76,947
Weighted average common and dilutive potential common shares outstanding	14,725,075	14,718,419	14,728,208	14,708,377
Earnings per share assuming dilution	$0.37	$0.40	$0.74	$0.82

Stock options for 183,242 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2020 because they were antidultive.  There were no stock options considered antidilutive for the three and six months ended June 30, 2019.

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

33.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
The carrying amounts and estimated fair values of financial instruments at June 30, 2020 were as follows:

	Carrying	Fair Value Measurements at June 30, 2020 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$124,647	$124,647	$-	$-	$124,647
Time deposits with other banks	598	–	601	–	601
Federal funds sold	8,365	8,365	–	–	8,365
Securities available for sale	416,700	-	416,700	-	416,700
Loans, net	1,250,614	-	-	1,251,278	1,251,278
Interest receivable	5,997	-	1,282	4,715	5,997

Financial liabilities
Deposits	$1,608,151	$1,243,622	$365,688	$-	$1,609,310
Securities sold under agreements to repurchase	27,737	-	27,737	-	27,737
FHLB advance	2,995	-	3,003	-	3,003
Subordinated debt	5,455	-	5,354	-	5,354
Interest payable	638	7	631	-	638

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

	Carrying	Fair Value Measurements at December 31, 2019 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$88,556	$88,556	$–	$–	$88,556
Time deposits with other banks	598	–	599	–	599
Federal funds sold	5,902	5,902	–	–	5,902
Securities available for sale	390,754	–	390,754	–	390,754
Loans, net	1,181,753	–	–	1,172,755	1,172,755
Interest receivable	4,699	4	1,110	3,585	4,699

Financial liabilities
Deposits	$1,495,753	$1,068,399	$424,886	$–	$1,493,285
Securities sold under agreements to repurchase	20,428	–	20,428	–	20,428
FHLB advance	6,375	–	6,352	–	6,352
Subordinated debt	5,436	–	5,527	–	5,527
Interest payable	912	15	897	–	912

34.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$316,143	$-	$316,143	$-
U. S. agency CMO’s - residential	49,196	-	49,196	-
Total mortgage-backed securities of government sponsored agencies	365,339	-	365,339	-
U. S. government sponsored agency securities	9,546	-	9,546	-
Obligations of states and political subdivisions	39,724	-	39,724	-
Other securities	2,091	-	2,091	-
Total securities available for sale	$416,700	$-	$416,700	$-

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$279,309	$-	$279,309	$-
U. S. agency CMO’s	62,644	-	62,644	-
Total mortgage-backed securities of government sponsored agencies	341,953	-	341,953	-
U. S. government sponsored agency securities	30,730	-	30,730	-
Obligations of states and political subdivisions	16,017	-	16,017	-
Other securities	2,054	-	2,054	-
Total securities available for sale	$390,754	$-	$390,754	$-

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

36.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2020 are summarized below:

		Fair Value Measurements at June 30, 2020 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Multifamily real estate	$1,843	$-	$-	$1,843
Commercial real estate
Non-owner occupied	3,151	-	-	3,151
Commercial and industrial	317	-	-	317
Total impaired loans	$5,311	$-	$-	$5,311

Other real estate owned:
Residential real estate	$205	$-	$-	$205
Commercial real estate
Owner occupied	529	–	–	529
Multifamily real estate	9,503	-	-	9,503
Construction and land	551	-	-	551
Total OREO	$10,788	$-	$-	$10,788

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $8,070,000 at June 30, 2020 with a valuation allowance of $2,759,000 and a recorded investment of $8,445,000 at December 31, 2019 with a valuation allowance of $3,102,000.  The change resulted in a provision for loan losses of $223,000  for the six-months ended June 30, 2020, compared to a $226,000 provision for loan losses for the six-months ended June 30, 2019 and a $41,000 in provision for loan losses for the three months ended June 30, 2020, compared to a $416,000 provision for loan losses for the three months ended June 30, 2019.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $10,788,000 which is made up of the outstanding balance of $12,435,000 net of a valuation allowance of $1,647,000 at June 30, 2020.  There were $277,000 of write downs during the six months ended June 30, 2020, compared to $131,000 of write downs during the six months ended June 30, 2019. For the three months ended June 30, 2020 there were $277,000 of additional write downs compared to $131,000 of additional write downs during the three months ended June 30, 2019.

At December 31, 2019, other real estate owned had a net carrying amount of $10,875,000, made up of the outstanding balance of $12,474,000, net of a valuation allowance of $1,599,000.

37.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2020 are summarized below:

	June 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Multifamily real estate	$1,843	sales comparison	adjustment for estimated realizable value	13.9%-67.4% (43.9%)
Commercial real estate
Non-owner occupied	3,151	income approach	adjustment for differences in net operating income expectations	13.9%-67.4% (43.9%)
Commercial and industrial	317	sales comparison	adjustment for estimated realizable value	25.0%-86.1% (45.8%)
Total impaired loans	$5,311

Other real estate owned:
Residential real estate	$205	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (18.1%)
Multifamily real estate	9,503	income approach	adjustment for differences in net operating income expectations	26.2%-26.2% (26.2%)
Commercial real estate
Owner occupied	529	sales comparison	adjustment for estimated realizable value	29.5%-29.5% (29.5%)
Construction and land	551	sales comparison	adjustment for estimated realizable value	50.3%-86.3% (76.5%)
Total OREO	$10,788

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

40.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
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
Net income for the six months ended June 30, 2020 was $10,874,000, or $0.74 per diluted share, compared to net income of $12,035,000, or $0.82 per diluted share, for the six months ended June 30, 2019.  The decrease in net income in the first six months of 2020 is largely due to decreases in interest income and non-interest income, coupled with an increase in the provision for loan losses and an increase in non-interest expense.  These changes that negatively affected net income more than offset decreases in interest expense and income tax expense.  The provision for loan losses increased by $700,000, or 78.7%, in the first six months of 2020, largely to provide for the $1,650,000 of estimated additional credit risk in the loan portfolio related to consequences of the national economic shutdown aimed to moderate the spread of the novel corona virus of 2019 (“COVID-19”).  The annualized returns on average common shareholders’ equity and average assets were approximately 8.72% and 1.19% for the six months ended June 30, 2020 compared to 10.70% and 1.41% for the same period in 2019.

41.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Net income for the three months ended June 30, 2020 was $5,506,000, or $0.37 per diluted share, compared to net income of $5,859,000, or $0.40 per diluted share for the three months ended June 30, 2019.  The decrease in income in the second quarter of 2020 is largely due to a decrease in interest income on investments and other liquid assets, a decrease in non-interest income, and an increase in provision for loan losses, all of which more than offset a decrease in interest expense and an increase in interest income on loans.  A majority of these changes were largely in response to changes in the economy related to COVID-19, whether a result of governmental stimulus to depositors and borrowers, Federal Reserve Board of Governors’ changes in interest rate policy to stimulate the economy and/or customer behavior in response to government guidelines aimed to minimize the spread of COVID-19, as more fully explained throughout this analysis below.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.68% and 1.17% for the three months ended June 30, 2020 compared to 10.26% and 1.36% for the same period in 2019.
Net interest income for the six months ended June 30, 2020 totaled $33.151 million, a decrease of $339,000, or 1.0%, from the $33.490 million of net interest income earned in the first six months of 2019.  Interest income in 2020 decreased by $888,000, or 2.3%, largely due to a $539,000, or 65.5%, decrease in interest income on interest-bearing bank balances and federal funds sold, and a $346,000, or 1.1%, decrease in interest income on loans.  Interest income on interest-bearing bank balances and federal funds sold decreased in the first six months of 2020 when compared to the same six months of 2019 due to significant decreases in the earning yields on these balances, although the average balance increased from $66.5 million during the first six months of 2019 to $91.8 million during the first six months of 2020.  Earning yields dropped significantly in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The policy decision was an effort to stimulate the economy during government actions to curb the spread of COVID-19 requiring non-essential business closures.  For comparison, the targeted rate from January 1 to March 2, 2020 was 1.50% to 1.75% and during the entire first six months of 2019, the targeted rate ranged from 2.25% to 2.50%.  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates reduced Premier’s earning yield on these highly liquid funds to an average of 0.62% during the first six months of 2020, compared to an average yield of 2.50% during the same six months of 2019.
The decrease in interest income on loans was the result of a few opposing changes in loan interest income.  During the first six months of 2020, approximately $543,000 of interest income was realized from deferred interest and discounts recognized on loans that paid-off or paid-down during the first six months of 2020 compared to $1,012,000 of interest income of this kind recognized during the first six months of 2019.  The loan payments in 2019 and 2020 included both non-accrual loans and performing loans that were once on non-accrual status.  As a result of the higher level of recognition in 2019, interest income on loans decreased by $469,000. Otherwise, interest income on loans increased by $123,000, or 0.4%, in the first six months of 2020.  This increase includes approximately $1,007,000 of interest income on loans acquired from the acquisition of the First National Bank of Jackson (“Jackson”) on October 25, 2019.  Interest income on these loans is included in Premier’s loan interest income only from the date of acquisition in October 2019 and therefore no interest income from these loans is included in the first six months of 2019.  Excluding the loan interest income earned on the Jackson loans and the decrease in deferred interest and discounts recognized on loans, interest income on loans decreased by $884,000, or 2.8%, in the first six months of 2020 when compared to the same six months of 2019, largely due to a decrease in the average yield on the loan portfolio from 5.50% in the first six months of 2019 to 5.21% in the first six months of 2020.  Premier’s participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) resulted in $114,192,000 of new loans during the second quarter of 2020.  These loans increased the six-month average loans outstanding by approximately $42,068,000 and increased interest income on loans during the first six months of 2020 by approximately $824,000.  Without Premier’s participation in the SBA PPP loan program, and excluding the average loans from the Jackson acquisition, average loans outstanding during the first six months of 2020 would have decreased by $15,920,000, or 1.4%, when compared to the average loans outstanding during the first six months of 2019.

42.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Interest income on investment securities in the first six months of 2020 was relatively unchanged at $4,828,000 compared to $4,831,000 in the first six months of 2019.  While the average balance of investments increased by $27.680 million in the first six months of 2020 when compared to the same six months of 2019, the average yield earned decreased to 2.48% in 2020 from 2.65% in 2019.  The net result was little change in investment interest income in the first six-month comparison of 2020 to the first six months of 2019.
Partially offsetting the decrease in interest income in the first six months of 2020 was a $549,000, or 11.7%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $455,000, or 10.5% in the first half of 2020, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first six months of 2020 compared to the same period in 2019.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the first six months of 2020 compared to the same period in 2019.  Nevertheless, average interest-bearing deposit balances increased by $68.6 million, or 6.5%, in the first six months of 2020 compared to the same period of 2019, largely due to the acquisition of Jackson in the fourth quarter of 2019.  The average interest rate paid on interest-bearing deposits decreased by 13 basis points from 0.83% during the first six months of 2019 to 0.70% during the first six months of 2020.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders in an effort to offset some of the negative effects of COVID-19 governmental restrictions on non-essential businesses, have resulted in a decrease in competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 13 basis points and the average rate paid on savings deposits decreased by 12 basis points in the first six months of 2020 when compared to the first six months of 2019.  Even with these resulting decreases in the average rate paid on transaction based deposits, the average outstanding balance of transaction based deposits increased with less than half of the increase coming from the acquisition of Jackson.  NOW and money market deposit account balances averaged $452.771 million in the first six months of 2020, a $48.125 million increase over the average outstanding balances during the first six months of 2019.  Approximately $11.889 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $36.236 million, or 9.0%, increase was largely due to other sources of deposit funds, such as direct stimulus payments from the U.S. Treasury to deposit account holders, the initial retention of proceeds by SBA PPP loan borrowers, and a lack of deposit withdrawals resulting from normal consumer spending habits as non-essential businesses were required to close in an effort to help curb the spread of the COVID-19 virus.  Similarly, savings deposit account balances averaged $271.872 million in the first six months of 2020, a $26.781 million increase over the average outstanding balances during the first six months of 2019.  Approximately $19.951 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $6.8 million, or 2.8%, increase was due to other sources of deposit funds as noted above.  Even with the increases in their average balances, interest expense savings on interest-bearing transaction deposit accounts totaled $340,000 of the $455,000 decrease in interest expense on interest-bearing deposits, largely as a result of rate reductions on NOW, money market and savings deposit accounts.

43.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
The remaining $115,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a minor decrease in the average rates paid in the first six months of 2020 when compared to the first six months of 2019.  Certificates of deposit decreased on average by approximately $6.335 million, or 1.6%.  Yet, even when factoring in the approximately $38.063 million of average certificate of deposit balances from the two Jackson branches included in the first six months of 2020 but not part of Premier in the first six months of 2019, average certificate of deposit balances in Premier’s other branch locations decreased by $44.398 million or 11.0% in the first six months of 2020, when compared to the same six months of 2019.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.
Additional interest expense savings have been realized in the first six months of 2020 from the reduction in outstanding Federal Home Loan Bank (“FHLB”) borrowings and other borrowings at the parent company.  Interest expense on FHLB borrowings decreased by $50,000, or 48.5%, in the first six months of 2020 when compared to the same six months of 2019, largely due to the payment upon maturity of approximately $5.4 million of FHLB borrowings since the end of January 2019.  Average FHLB borrowings decreased by $2.9 million in the first six months of 2020 compared to the same six months of 2019.  In addition, the average rate paid on FHLB borrowings in 2020 decreased by 39 basis points to 2.54% from the average rate paid during the first six months of 2019.  Interest on other borrowings at the parent company decreased by $31,000.  This borrowing was fully repaid during the first half of 2019 and therefore no interest expense was recognized on this debt in 2020.  Also contributing to the decrease in interest expense during the first six months of 2020 was a $31,000, or 16.3%, decrease in interest expense on Premier’s subordinated debt due to a decrease in the variable interest rate paid in 2020 compared to the first six months of 2019.  The variable interest rate is indexed to the short-term three-month London Interbank Offered Rate (“LIBOR”), interest rate, which was lower in the first six months of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.   Contrary to these interest expense savings, interest expense on short-term borrowings, primarily customer repurchase agreements, increased by $18,000, or 85.7%, in 2020 when compared to 2019.  The additional interest expense was largely due to a 15 basis point increase in the average rate paid on a 3.2% higher average balance outstanding during the first six months of 2020.

44.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020

Premier’s net interest margin during the first six months of 2020 was 3.91% compared to 4.25% for the first six months of 2019.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first six months of 2020 would have been 3.85% compared to 4.12% for the first six months of 2019.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased to 0.62% in the first six months of 2020, from the 2.50% earned in the first six months of 2019.  The average yield earned on securities available for sale decreased to 2.48% in the first six months of 2020, from the 2.65% earned during the first six months of 2019.  Similarly, the average yield earned on total loans outstanding decreased to 5.31% in 2020 from the 5.68% earned during the first six months of 2019.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the first six months of 2020 has been a decrease of approximately 37 basis points when compared to the first six months of 2019.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased from 0.87% during the first six months of 2019 to 0.72% in the first six months of 2020.  The average rates paid on interest-bearing deposits decreased from 0.83% in the first six months to 2019 to 0.70% during the first six months of 2020, largely due to lower rates paid on savings deposits and transaction based interest bearing deposits.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 7.08% in the first six months of 2019 to 5.87% in the first six months of 2020 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Due to competition for funds in Premier’s Washington DC metro market, the average rate paid on short-term borrowings, primarily customer repurchase agreements, increased by 15 basis points to 0.34% in the first six months of 2020, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston decreased to 2.54% as higher cost borrowings have been repaid upon maturity.  The overall effect was to decrease Premier’s net interest spread by 30 basis points to 3.68% and decrease Premier’s net interest margin by 34 basis points to 3.91% in the first six months of 2020 when compared to the first six months of 2019.

45.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Additional information on Premier’s net interest income for the six months of 2020 and six months of 2019 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$91,842	$284	0.62%	$66,493	$823	2.50%
Securities available for sale
Taxable	369,836	4,557	2.46	354,497	4,651	2.62
Tax-exempt	25,632	271	2.68	13,291	180	3.43
Total investment securities	395,468	4,828	2.48	367,788	4,831	2.65
Total loans	1,218,360	32,170	5.31	1,154,691	32,516	5.68
Total interest-earning assets	1,705,670	37,282	4.40%	1,588,972	38,170	4.85%
Allowance for loan losses	(13,816)			(13,751)
Cash and due from banks	22,827			23,768
Other assets	107,310			109,922
Total assets	$1,821,991			$1,708,911

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,121,858	3,880	0.70	$1,053,286	4,335	0.83
Short-term borrowings	22,750	39	0.34	22,054	21	0.19
FHLB Advances	4,201	53	2.54	7,082	103	2.93
Other borrowings	-	-	0.00	1,432	31	4.37
Subordinated debt	5,444	159	5.87	5,412	190	7.08
Total interest-bearing liabilities	1,154,253	4,131	0.72%	1,089,266	4,680	0.87%
Non-interest bearing deposits	406,163			383,128
Other liabilities	12,106			11,468
Stockholders’ equity	249,469			225,049
Total liabilities and equity	$1,821,991			$1,708,911

Net interest earnings		$33,151			$33,490
Net interest spread			3.68%			3.98%
Net interest margin			3.91%			4.25%

46.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Additional information on Premier’s net interest income for the second quarter of 2020 and second quarter of 2019 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$112,513	$26	0.09%	$81,672	$478	2.35%
Securities available for sale
Taxable	365,394	2,014	2.20	356,862	2,313	2.59
Tax-exempt	36,484	182	2.53	13,016	88	3.42
Total investment securities	401,878	2,196	2.23	369,878	2,401	2.62
Total loans	1,252,337	16,416	5.27	1,155,920	16,227	5.63
Total interest-earning assets	1,766,728	18,638	4.25%	1,607,470	19,106	4.78%
Allowance for loan losses	(14,039)			(13,685)
Cash and due from banks	22,980			23,461
Other assets	107,744			109,372
Total assets	$1,883,413			$1,726,618

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,132,726	1,715	0.61	$1,063,511	2,285	0.86
Short-term borrowings	25,653	15	0.24	21,938	12	0.22
FHLB Advances	4,253	23	2.18	6,496	48	2.96
Other borrowings	-	-	0.00	879	10	4.56
Subordinated debentures	5,448	76	5.61	5,416	96	7.11
Total interest-bearing liabilities	1,168,080	1,829	0.63%	1,098,240	2,451	0.90%
Non-interest bearing deposits	448,766			388,752
Other liabilities	12,812			11,248
Stockholders’ equity	253,755			228,378
Total liabilities and equity	$1,883,413			$1,726,618

Net interest earnings		$16,809			$16,655
Net interest spread			3.62%			3.88%
Net interest margin			3.83%			4.16%

47.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Net interest income for the quarter ended June 30, 2020 totaled $16.809 million, up $154,000, or 0.9%, from the $16.655 million of net interest income earned in the second quarter of 2019, as interest expense savings exceeded a decrease in interest income.  Interest income in 2020 decreased $468,000, or 2.4%, in the second quarter of 2020 when compared to the second quarter of 2019, largely due to a $452,000, or 94.6%, decrease in interest income on interest-bearing bank balances and federal funds sold, and a $205,000, or 8.5%, decrease in interest income on investment securities. These decreases were partially offset by a $189,000, or 1.2%, increase in interest income on loans.  Interest income on interest-bearing bank balances and federal funds sold decreased in the second quarter of 2020 when compared to the same quarter of 2019 due to the significant decreases in the earning yields on these balances discussed above.  Although the average balance increased from $81.7 million during the second quarter of 2019 to $112.5 million during the second quarter of 2020, earning yields dropped significantly in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates reduced Premier’s earning yield on these highly liquid funds to an average of 0.09% during the second quarter of 2020 compared to an average yield of 2.35% during the same quarter of 2019.  Similarly, interest income on investment securities in the second quarter of 2020 decreased by $205,000, or 8.5%, when compared to the second quarter of 2019.  While the average balance of investments increased by $32.000 million in the second quarter of 2020 when compared to the same quarter of 2019, the average yield earned decreased to 2.23% in 2020 from 2.62% in 2019.
Contrary to these two decreases, interest income on loans increased by $189,000, or 1.2%, in the second quarter of 2020 when compared to the second quarter of 2019.  During the second quarter of 2020, approximately $468,000 of interest income was realized from deferred interest and discounts recognized on loans that paid-off or paid-down during the second quarter of 2020 compared to $293,000 of interest income of this kind recognized during the second quarter of 2019.  The loan payments in 2019 and 2020 included both non-accrual loans and performing loans that were once on non-accrual status.  As a result of the higher level of recognition in 2020, interest income on loans increased by $175,000. Otherwise, interest income on loans increased by $14,000, or 0.1%, in the second quarter of 2020.  This increase includes approximately $550,000 of interest income on loans acquired from the acquisition of Jackson on October 25, 2019.  Interest income on these loans is included in Premier’s loan interest income only from the date of acquisition in October 2019 and therefore no interest income from these loans is included in the second quarter of 2019.  Excluding the loan interest income earned on the Jackson loans and the increase in deferred interest and discounts recognized on loans, interest income on loans decreased by $536,000, or 3.4%, in the second quarter of 2020 when compared to the same quarter of 2019, largely due to a decrease in the average yield on the loan portfolio from 5.53% in the second quarter of 2019 to 5.09% in the second quarter of 2020.  As stated above, Premier’s participation in the SBA’s PPP loan program resulted in $114,192,000 of new loans during the second quarter of 2020.  These loans increased the second quarter average loans outstanding by approximately $84,136,000 and increased interest income on loans during the second quarter of 2020 by approximately $824,000.  Without Premier’s participation in the SBA PPP loan program, and excluding the average loans from the Jackson acquisition, average loans outstanding during the second quarter of 2020 decreased by $23,448,000, or 2.0%, when compared to the average loans outstanding during the second quarter of 2019.  This decrease in loans and, in particular, the types of loans the decreased, had an effect on the second quarter 2020 provision for loans losses as more fully explained below.

48.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
More than offsetting the decrease in interest income in the second quarter of 2020 was a $622,000, or 25.4%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $570,000, or 24.9% in the second quarter of 2020, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the second quarter of 2020 compared to the same quarter in 2019.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the second quarter of 2020 compared to the same quarter in 2019.  Nevertheless, average interest-bearing deposit balances increased by $69.2 million, or 6.5%, in the second quarter of 2020 compared to the same quarter of 2019, largely due to the acquisition of Jackson in the fourth quarter of 2019.  The average interest rate paid on interest-bearing deposits decreased by 25 basis points from 0.86% during the second quarter of 2019 to 0.61% during the second quarter of 2020.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders during the second quarter of 2020, have resulted in a decrease in competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 18 basis points and the average rate paid on savings deposits decreased by 16 basis points in the second quarter of 2020 when compared to the second quarter of 2019.  Even with these resulting decreases in the average rate paid on transaction based deposits, the average outstanding balance of transaction based deposits increased with less than half of the increase coming from the acquisition of Jackson.  NOW and money market deposit account balances averaged $474.014 million in the second quarter of 2020, a $63.072 million increase over the average outstanding balances during the second quarter of 2019.  Approximately $13.582 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $49.490 million, or 12.0%, increase was largely due to other sources of deposit funds such as direct stimulus payments from the U.S. Treasury to deposit account holders, the initial retention of proceeds by SBA PPP loan borrowers, and a lack of deposit withdrawals resulting from normal consumer spending habits as non-essential businesses were required to close in an effort to help curb the spread of the COVID-19 virus.  Similarly, savings deposit account balances averaged $279.425 million in the second quarter of 2020, a $32.404 million increase over the average outstanding balances during the second quarter of 2019.  Approximately $19.941 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $12.5 million, or 5.0%, increase was due to other sources of deposit funds as noted above.  Even with the increases in their average balances, interest expense savings on interest-bearing transaction deposit accounts totaled $245,000 of the $570,000 decrease in interest expense on interest-bearing deposits, largely as a result of rate reductions on NOW, money market and savings deposit accounts.
The remaining $325,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a decrease in the average rates paid during the second quarter of 2020 when compared to the second quarter of 2019.  Certificates of deposit decreased on average by approximately $26.377 million, or 6.5%.  Yet, even when factoring in the approximately $36.613 million of average certificate of deposit balances from the two Jackson branches included in the second quarter of 2020 but not part of Premier in the second quarter of 2019, average certificate of deposit balances in Premier’s other branch locations decreased by $62.990 million or 15.5% in the second quarter of 2020, when compared to the same quarter of 2019.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.

49.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Additional interest expense savings have been realized in the second quarter of 2020 from the reduction in outstanding Federal Home Loan Bank (“FHLB”) borrowings and other borrowings at the parent company.  Interest expense on FHLB borrowings decreased by $25,000, or 52.1%, in the second quarter of 2020 when compared to the same quarter of 2019, largely due to the payment upon maturity of approximately $5.4 million of FHLB borrowings since the end of January 2019.  Average FHLB borrowings decreased by $2.2 million in the second quarter of 2020 compared to the same quarter of 2019.  In addition, the average rate paid on FHLB borrowings in 2020 decreased by 78 basis points to 2.18% from the average rate paid during the second quarter of 2019.  Interest on other borrowings at the parent company decreased by $10,000.  This borrowing was fully repaid during the first half of 2019 and therefore no interest expense was recognized on this debt in 2020.  Also contributing to the decrease in interest expense during the second quarter of 2020 was a $20,000, or 20.8%, decrease in interest expense on Premier’s subordinated debt due to a decrease in the variable interest rate paid in 2020 compared to the second quarter of 2019.  The variable interest rate is indexed to the short-term three-month London Interbank Offered Rate (“LIBOR”), interest rate, which was lower in the second quarter of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.   Contrary to these interest expense savings, interest expense on short-term borrowings, primarily customer repurchase agreements, increased by $3,000, or 25.0%, in 2020 when compared to 2019.  The additional interest expense was largely due to a $3.715 million higher average balance outstanding during the second quarter of 2020, as the average rate paid increased by only 2 basis points.
Premier’s net interest margin during the second quarter of 2020 was 3.83% compared to 4.16% for the second quarter of 2019.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the second quarter of 2020 would have been 3.73% compared to 4.09% for the second quarter of 2019.  As shown in the table above, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased to 0.09% in the second quarter of 2020, from the 2.35% earned in the second quarter of 2019.  The average yield earned on securities available for sale decreased to 2.23% in the second quarter of 2020, from the 2.62% earned during the second quarter of 2019.  Similarly, the average yield earned on total loans outstanding decreased to 5.27% in 2020 from the 5.63% earned during the second quarter of 2019.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the second quarter of 2020 has been a decrease of approximately 36 basis points when compared to the second quarter of 2019.

50.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased in the second quarter of 2020 from 0.90% during the second quarter of 2019 to 0.63% in the second quarter of 2020.  The average rates paid on interest-bearing deposits decreased from 0.86% in the second quarter to 2019 to 0.61% during the second quarter of 2020, due to lower rates paid on savings deposits, transaction based interest bearing deposits and certificates of deposit.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 7.11% in the second quarter of 2019 to 5.61% in the second quarter of 2020 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Due to competition for funds in Premier’s Washington DC metro market, the average rate paid on short-term borrowings, primarily customer repurchase agreements, increased by 2 basis points to 0.24% in the second quarter of 2020, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston decreased to 2.18% as higher cost borrowings have been repaid upon maturity.  The overall effect was to decrease Premier’s net interest spread by 25 basis points to 3.62% and decrease Premier’s net interest margin by 33 basis points to 3.83% in the second quarter of 2020 when compared to the second quarter of 2019.
Non-interest income decreased by $384,000, or 8.5%, to $4,139,000 for the first six months of 2020 compared to the same period of 2019.  Service charges on deposit accounts decreased by $418,000, or 18.9%, and other sources of non-interest income decreased by $66,000, or 13.2%, both largely in the second quarter, due to significant declines in economic activity resulting from government actions designed to curb the spread of the COVID-19 virus.  Service charges on deposit accounts decreased largely due to a $377,000, or 22.6%, decrease in customer overdraft fees.  Transaction based deposit account balances have increased significantly during the first six months of 2020 compared to the same six months of 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits as non-essential businesses were required to close in an effort to help curb the spread of the COVID-19 virus has reduced transaction activity and the propensity of deposit customers to overdraft their accounts.  Other sources of non-interest income that have decreased in the first six months of 2020 include checkbook sales, wire transfer fees, and commissions on insurance premiums as well as brokerage and annuity commission income.  Partially offsetting these decreases in non-interest income, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $6,000, or 0.3% and secondary market mortgage income increased by $94,000, or 165%.  Electronic banking income increased only marginally, as increases in income from debit card transaction activity were largely offset by decreases non-customer ATM transaction fees.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment, resulting in an increase in home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.

51.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Non-interest income decreased by $457,000, or 19.5%, to $1,890,000 for the second quarter of 2020 compared to the same three months of 2019, more than offsetting an increase in non-interest income realized during the first quarter of 2020.  Service charges on deposit accounts decreased by $430,000, or 38.3% and other sources of non-interest income decreased by $89,000, or 33.6%.  Service charges on deposit accounts decreased largely due to a $390,000, or 46.1%, decrease in customer overdraft fees.  Transaction based deposit account balances have increased significantly during the second quarter of 2020 compared to the same quarter of 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits as non-essential businesses were required to close in an effort to help curb the spread of the COVID-19 virus has reduced transaction activity and the propensity of deposit customers to overdraft their accounts.  Other sources of non-interest income that decreased in the second quarter of 2020 include checkbook sales, commissions on insurance premiums, income from Premier’s partial ownership of an insurance agency as well as brokerage and annuity commission income.  Partially offsetting these decreases in non-interest income, electronic banking income increased by $10,000, or 1.1% and secondary market mortgage income increased by $52,000, or 158%.  Electronic banking income increased only marginally as increases in income from debit card transaction activity were largely offset by decreases non-customer ATM transaction fees.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment resulting in an increase in home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.
Non-interest expenses for the first six months of 2020 totaled $21,816,000, or 2.41%, of average assets on an annualized basis, compared to $21,634,000, or 2.55%, of average assets for the same period of 2019.  The $182,000, or 0.8%, increase in non-interest expenses in 2020 when compared to the first six months of 2019 is largely due to the inclusion of the newly acquired Jackson branch locations, which added approximately $513,000 of direct non-interest expense during the first six months of 2020.  Overall increases in operating costs include a $49,000, or 0.5%, increase in staff costs, a $423,000, or 15.1%, increase in outside data processing costs, a $28,000, or 5.6%, increase in taxes not on income, a $33,000, or 7.3%, increase in the amortization of intangible assets, and an $86,000 increase in data conversion expenses.  The $423,000 increase in outside data processing costs included a $125,000 increase in internet and mobile banking charges, as banking by electronic means becomes more and more popular among Premier’s customer base, and a $122,000 increase in data line costs as Premier is migrating to a more robust data line network across its branch network.  Upon full migration, data line expenses should return to near pre-migration levels.  These increases in non-interest expense were partially offset by $175,000, or 72.0%, decrease in FDIC insurance expense, a $181,000, or 27.0%, decrease in professional fees, a $55,000, or 11.5%, decrease in expenses and writedowns on OREO properties, and an $18,000, or 0.5%, decrease in occupancy and equipment expenses.  FDIC insurance expense decreased by $175,000 largely due to the utilization of FDIC based community bank assessment credits used to substantially offset the first and second quarter 2020 FDIC insurance premiums.  Professional fees decreased by $181,000 largely due to decreases in legal fees and consulting expenses.   Occupancy and equipment expenses decreased in the first six months of 2020 due, in part, to higher expenses in the first six months of 2019 due to an $185,000 building impairment charge in the second quarter of 2019 related to a branch location that is in the process of being liquidated.

52.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Non-interest expense for the second quarter of 2020 totaled $11,079,000, or 2.37%, of average assets on an annualized basis, compared to $11,041,000, or 2.56%, of average assets for the same period of 2019.  The $38,000, or 0.3%, increase in non-interest expenses in the second quarter of 2020 compared to the second quarter of 2019, is largely due to the operations of the acquired Jackson branch locations which added approximately $253,000 of direct non-interest expense during the second quarter of 2020.  Overall increases in operating costs include a $276,000, or 19.4%, increase in outside data processing costs, a $126,000, or 55.3%, increase in expenses and writedowns on OREO properties, a $56,000 increase in data conversion expenses, and an $18,000, or 8.1%, increase in the amortization of intangible assets.  The $276,000 increase in outside data processing costs included a $79,000 increase in internet and mobile banking charges, as banking by electronic means becomes more and more popular among Premier’s customer base, and a $115,000 increase in data line costs as Premier is migrating to a more robust data line network across its branch network.  Upon full migration, data line expenses should return to near pre-migration levels.  The increase in OREO expenses and writedowns includes $277,000 of property writedowns in the second quarter of 2020 compared to only $116,000 of property writedowns in the same quarter of 2019.  These increases were nearly offset by a $160,000, or 2.9%, decrease in staff costs, a $79,000, or 4.2%, decrease in occupancy and equipment expenses, a $60,000, or 19.6%, decrease in professional fees, a $9,000, or 3.4%, decrease in taxes not on income, and a $47,000, or 39.5%, decrease in FDIC insurance premiums, when compared to the second quarter of 2019.  The decrease in staff costs is largely due to an increase in the deferral of staff costs related to loan originations in the second quarter of 2020 from the high volume of SBA PPP loans originated during the quarter compared to the level of loan originations in the second quarter of 2019, which reduced staff costs by $238,000.  During the shutdown of most business operations mandated by governmental actions designed to curb the spread of the COVID-19 virus, as an essential business, most of Premier’s branch locations remained open but were limited primarily to drive-thru traffic or in branch meetings by appointment.  Branches with no drive-thru facilities and those close to another branch location were closed during much of the second quarter of 2020.  As a result, some employees were given employment deferrals and the number of hours of non-salaried employees were reduced commensurate with decrease in customer demand on branch transactions.  The result was a decrease in wages paid by approximately $169,000 in the second quarter of 2020 when compared to the second quarter of 2019.  This decrease was substantially offset by wages paid to employees of the two newly acquired Jackson branch locations, which totaled approximately $137,000 during the second quarter of 2020 but were not included in Premier’s second quarter 2019 operations.  These decreases in staff costs were partially offset by a $116,000 increase in stock compensation expense in the second quarter of 2020, largely due to a stock grant award given to President and CEO Walker during the second quarter of 2020.  A comparable stock grant in 2019 was expensed in the first quarter of 2019.  Occupancy and equipment expenses decreased in the second quarter of 2020 due, in part, to higher expenses in the second quarter of 2019, due to a $185,000 building impairment charge related to a branch location that is in the process of being liquidated.  Professional fees decreased by $60,000 largely due to a decrease in legal fees.  FDIC insurance expense decreased by $47,000, largely due to the utilization of FDIC based community bank assessment credits used to partially offset the second quarter 2020 FDIC insurance premiums.
Income tax expense was $3,010,000 for the first six months of 2020 compared to $3,454,000 for the first six months of 2019.  The effective tax rate for the six months ended June 30, 2020 was 21.7% compared to 22.3% for the same period in 2019.  For the quarter ended June 30, 2020, income tax expense was $1,524,000, (a 21.7% effective tax rate), compared to $1,772,000, (a 23.2% effective tax rate), for the same period in 2019.
As an essential business, Premier has taken steps to modify its normal business operations to include keeping branches open with appropriate “social distancing” measures; utilizing permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans; and robustly participating in the U.S. Treasury’s and Small Business Administration’s Paycheck Protection Program.  These efforts may or may not enhance Premier’s business model or future results of operations.

53.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
B.          Financial Position

Total assets at June 30, 2020 increased by $134.0 million to $1.915 billion from the $1.781 billion at December 31, 2019.  The increase in total assets since year-end is largely due to a $35.5 million increase in interest bearing bank balances, a $25.9 million increase in securities available for sale, a $2.5 million increase in federal funds sold and a $69.7 million increase in total loans outstanding.  Earning assets increased by $133.4 million from the $1.662 billion at year-end 2019 to end the quarter at $1.796 billion.  Premier’s participation in the SBA’s PPP loan program generated $114.2 million of new loans.  Much of the loan proceeds were originally deposited with the Premier’s subsidiary banks, giving rise to an increase in commercial based deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances.
Cash and due from banks at June 30, 2020 was $23.7 million, a $633,000 increase from the $23.1 million at December 31, 2019.  Interest bearing bank balances increased by $35.5 million, or 53.7%, from the $66.1 million reported at December 31, 2019.  Federal funds sold increased by $2.5 million to $8.4 million at June 30, 2020.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.  With the significant increase in deposit balances during the second quarter of 2020 and the related potential for a significant reversal of that increase, Premier has retained a higher level of these liquid assets at June 30, 2020 to be able to immediately satisfy deposit withdrawals.
Securities available for sale totaled $416.7 million at June 30, 2020, a $25.9 million increase from the $390.8 million at December 31, 2019.  The increase was largely due to the purchase of $91.6 million of investment securities and an $8.9 million increase in market value of securities available for sale.  These increases more than offset $73.8 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the first six months of 2020.  Purchases exceeded maturities as Premier sought higher yields on surplus funds resulting from the growth in deposits and payoffs on non-SBA PPP loans.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2020 and December 31, 2019 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at June 30, 2020 were $1.265 billion compared to $1.195 billion at December 31, 2019, an increase of approximately $69.7 million, or 5.8%. The increase is largely due Premier’s robust participation in the SBA’s PPP loan program in the second quarter of 2020, which generated $114.2 million of new loans, or 9.0% of Premier’s outstanding loans at June 30, 2020.  Without these loans, Premier’s loan portfolio would have decreased by approximately $44.5 million, or 3.7%, during the first six months of 2020, largely due to regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure, partially offset by internal loan growth.  Higher risk categories of loans such as construction and land loans, decreased by approximately $21.1 million or 15.5%; consumer loans, decreased by $3.6 million,

54.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
or 12.4%; and commercial and industrial loans, decreased by $23.5 million, or 22.4%.  These decreases more than offset a $692,000, or 1.9%, increase in multifamily residential loans and a $165,000 increase in residential real estate loans.  The $4.1 million increase in other loans was largely due to a municipal entity line of credit draw on an economic development project well underway in Premier’s West Virginia market.  Since year-end 2019, Premier has also had improvements in the total amount of loans downgraded to Special Mention or further downgraded to Substandard.  Loans categorized as Special Mention decreased by $8.2 million, or 22.4%, since year-end, primarily in construction and land loans, while loans categorized as Substandard decreased by $3.3 million, or 11.0%, since year-end, largely in owner-occupied commercial real estate loans.  Loan payoffs during the first half of 2020 resulted in recognizing approximately $249,000 of interest income deferred while the loans were on non-accrual status and $294,000 of remaining fair value discounts associated with the loans.
The SBA PPP loan program, as originally enacted, provided qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans required no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration and the U. S. Treasury.  Loan amounts per borrower were limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  The program has since been modified to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  A subsequent change to the program will allow borrowers an option to extend the repayment period up to 60 months.  Management believes that with the expanded timeframe to make the qualifying expenditures, most of the outstanding loan balance made to borrowers will qualify for forgiveness.  The ultimate timing of the reimbursement by the SBA is within 90 days after the forgiveness application is received by the SBA.  As such, management anticipates that a significant portion of the SBA PPP loan balances outstanding at June 30, 2020 will be reimbursed by the SBA before the end of the calendar year under the forgiveness feature.  In addition to the 1.00% stated interest rate, the SBA pays the loan originating bank a fee based upon a percentage of the loan amount.  The fee percentage decreases based upon a ladder of increases in the size of the loan.  Like all loan origination fees paid by borrowers, the fee is accreted into income over the life of the loan and is fully recognized when the loan is fully repaid.  Based upon the SBA PPP loans originated through June 30, 2020, Premier received origination fees from the SBA of approximately $4.4 million which is being deferred and accreted into loan interest income over the life of the SBA PPP loan portfolio.
Premises and equipment decreased by $549,000, largely due to normal quarterly depreciation of fixed assets.  Other intangible assets decreased by $483,000, due to the amortization of core deposit intangibles.  Accrued interest receivable increased by $1,298,000, or 27.6%, largely due to approximately $216,000 of accrued interest on the SBA PPP loans for which payments are deferred for the first six months of the loan and approximately $1,557,000 of accrued interest on loans whereby Premier has granted full payment deferrals for a period of 90 days in accordance with regulatory guidance provided under the CARES Act during the COVID-19 based economic slowdown.

55.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Deposits totaled $1.608 billion as of June 30, 2020, an $112.4 million, or 7.5%, increase from the $1.496 billion in deposits at December 31, 2019.  The overall increase in deposits is largely due to a $107.4 million, or 29.2%, increase in non-interest bearing deposits, a $54.1 million, or 14.1%, increase in savings and money market deposits, and a $13.8 million, or 4.3%, increase in interest bearing transaction deposits.  Partially offsetting these increases, certificates of deposit (“CD”) balances decreased by $62.9 million, or 14.8%.  The decrease in certificate of deposit balances is not only primarily the result of discontinuing CD rate specials, but also a significant decrease in traditional CD rates, as management lowered offering rates in response to decreases in market short-term and long-term interest rates.  As certificates of deposit mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.  Much of the SBA’s PPP loan program proceeds were originally deposited with Premier’s subsidiary banks, giving rise to an increase in commercial based deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances.  Repurchase agreements with corporate and public entity customers increased by $7.3 million, or 35.8%.  Long-term FHLB advances decreased by $3.4 million due to payments at maturity on the FHLB advances assumed by Premier as part of its acquisition of First Bank of Charleston.   Subordinated debentures increased by $19,000, due to the regular amortization of the fair value adjustment.  Other liabilities increased by $4.2 million, primarily due to increases in net deferred tax liabilities related to the increase in the unrealized gain on securities available for sale and the accrual of income taxes on first two quarters of 2020 pretax income not due to be paid until July 15, 2020.  The accrued income tax payments for the first two quarters of a calendar year are normally paid on April 15, and June 15 during the second calendar quarter but have been postponed in the year 2020 by governmental regulation to help mitigate some of the adverse economic effects of government actions designed to curb the spread of the COVID-19 virus.

56.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2020 and December 31, 2019.

	(In Thousands)
	2020	2019
Non-accrual loans	$13,761	$14,437
Accruing loans which are contractually past due 90 days or more	980	2,228
Accruing restructured loans	2,133	3,020
Total non-performing loans	16,874	19,685
Other real estate acquired through foreclosure (OREO)	12,267	12,242
Total non-performing assets	$29,141	$31,927

Non-performing loans as a percentage of total loans	1.33%	1.65%

Non-performing assets as a percentage of total assets	1.52%	1.79%

Total non-performing loans have decreased since year-end, largely due to a $676,000 decrease in non-accrual loans, a $1.2 million decrease in accruing loans past due 90 days or more and an $887,000 decrease in accruing restructured loans.  The decrease in accruing restructured loans was largely due to the placing of one loan on non-accrual status.  This $856,000 increase in non-accrual loans has been more than offset by a decrease in non-accrual loans from moving one loan to foreclosure and receiving payments on existing non-accrual loans.  Total non-performing assets have decreased since year-end, largely due to the decrease in non-performing loans.  This decrease was partially offset by a $25,000 increase in other real estate owned acquired through foreclosure (“OREO”).  Other real estate owned increased by $600,000 during the first quarter of 2020 largely due to the foreclosure on one commercial real estate property previously categorized as an impaired loan.  The impaired loan had a specific allowance for loan losses allocation and, upon foreclosure, resulted in a $566,000 loan charge-off.  This increase has been nearly offset by sales of several OREO properties during the first six months of 2020.
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

57.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Gross charge-offs totaled $935,000 during the first six months of 2020, largely due to a first quarter 2020 foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $566,000 loan charge-off.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2020 totaled $191,000, resulting in net charge-offs for the first six months of 2020 of $744,000.  This compares to $855,000 of net charge-offs recorded in the first six months of 2019.  The allowance for loan losses at June 30, 2020 was 1.14% of total loans compared to 1.13% at December 31, 2019.  The slight change in the ratio is due to opposing impacts to the ratio.   First, the allowance for loan losses has increased by $846,000 in the first six months of 2020, largely due to $1.650 million of additional provision expense to provide for an estimate of additional credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus and that impact on borrowers’ ability to repay their loans.  This increase in the allowance, by itself, would have resulted in a more significant increase in the ratio to total loans.  However, due to the $69.7 million increase in total loans outstanding since December 31, 2019, largely due to $114.2 million of SBA Paycheck Protection Program loans outstanding at June 30, 2020 that are fully guaranteed by the U.S. Treasury and, therefore, have no allowance for loan losses attributed to them, the allowance for loan losses ratio to total loans remained steady at 1.14%.  Excluding the SBA PPP loan portfolio, the allowance for loan losses at June 30, 2020 would have been 1.25% of the remaining loans outstanding.
During the first six months of 2020, Premier recorded $1,590,000 of provision for loan losses.  This provision compares to $890,000 of provision for loan losses recorded during the same six months of 2019.  The provision for loan losses recorded during the first six months of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus (“Potential COVID-19 Losses”).  Premier added approximately $1,650,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown, such as lodging, restaurants, amusement, non-owner occupied rental real estate, religious and civic organizations, personal services, and retail stores.  Additional risk-weighting was given to loans in those industries where the borrower has been granted either an interest-only payment deferral period or a full principal and interest payment deferral period.  Due to government intervention efforts to stimulate the economy and maintain personal and business liquidity, the extent, if any, of the impact of the economic slowdown on such industries may not be known for quite some time in the future.  Management will continue to monitor past due and non-performing loans and work with borrowers within the permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans.  The additional provision expense related to Potential COVID-19 Losses was partially offset by reductions in estimated credit risk within the loan portfolio resulting from decreases in higher-risk loans outstanding, such as commercial and industrial loans, construction and land development loans and consumer loans, as well as other portfolio credit risk improving indications such as improvements in past due ratios and decreases in historical loss ratios.

58.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
During the second quarter of 2020, Premier recorded $590,000 of provision for loan losses.  This provision compares to $330,000 of provision for loan losses recorded during the same quarter of 2019.  The provision for loan losses recorded during the second quarter of 2020 was primarily to provide for an increase in the estimate of Potential COVID-19 Losses.  Premier added approximately $1,000,000 to its qualitative credit risk analysis of the loan portfolio related to Potential COVID-19 Losses, expanding the initial estimate to include loans to non-owner occupied rental real estate borrowers and religious and civic organizations.  Management also increased the estimate of Potential COVID-19 Losses on loans where the borrower has been granted either an interest-only payment deferral period or a full principal and interest payment deferral period within all of the industries identified above that are believed to be more susceptible to future credit risk.  The additional provision expense related to Potential COVID-19 Losses in the second quarter of 2020 was partially offset by reductions in estimated credit risk within the loan portfolio resulting from decreases in loans outstanding, such as owner-occupied commercial real estate and multifamily real estate loans, as well as higher risk loans, such as commercial and industrial loans, construction and land development loans and consumer loans.  Other indications of improving portfolio credit risk that occurred during the second quarter of 2020 include decreases in loans classified as Special Mention and Substandard, improvements in past due ratios and decreases in historical loss ratios.
The provision for loan losses recorded during the first six months of 2019 and the second quarter of 2019 were primarily to provide for new loans recorded and additional identified credit risk in Premier’s impaired multifamily residential real estate loans and collectively impaired owner occupied real estate loan and commercial and industrial loan portfolios.  The level of provision expense is determined under Premier’s internal analyses of evaluating credit risk.
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

59.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $416.7 million of securities at fair value as of June 30, 2020.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

60.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
E.          Capital

At June 30, 2020, total stockholders’ equity of $254.0 million was 13.3% of total assets.  This compares to total stockholders’ equity of $240.2 million, or 13.5% of total assets on December 31, 2019.  The increase in stockholders’ equity was largely due to the $10.9 million of net income for the first six months of 2020 and a $7.0 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases in stockholders’ equity were partially offset by $0.30 per share in cash dividends declared and paid during the first six months of 2020.
In 2020, Premier elected to adopt regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its subsidiary banks meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.
Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.00% to be considered well capitalized.  Premier’s Tier 1 capital totaled $200.1 million at June 30, 2020, which represents a community bank leverage ratio of 10.9%.  This ratio is down from the 11.3% Tier 1 leverage ratio and $192.7 million of Tier 1 capital at December 31, 2019.  The decrease in the Tier 1 leverage ratio is largely due to the growth in quarterly average assets related largely in response to increases in funds from the growth in total deposits. Premier’s wholly owned subsidiary Citizens Deposit Bank adopted the CBLR simplification standard during the second quarter of 2020 as its Tier 1 leverage ratio was 8.2% at June 30, 2020.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc. adopted the regulatory capital simplification rules in the first quarter and maintained a CBLR of 11.0% at June 30, 2020, well in excess of the 9.00% required to be considered well capitalized under the prompt corrective action framework.
Book value per common share was $17.31 at June 30, 2020 and $16.39 at December 31, 2019.  The increase in book value per share was largely due to the $0.74 per share earned during the first six months, partially offset by the $0.30 per share in quarterly cash dividends to common shareholders declared and paid during the first six months of 2020.  Also increasing Premier’s book value per share at June 30, 2020 was the $7.0 million of other comprehensive income for the first six months of 2020 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.48 per share.

61.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020

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

62.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2019 for disclosures with respect to Premier’s risk factors at December 31, 2019. Other than the additional risk factor below, there have been no material changes since year-end 2019 in the specified risk factors disclosed in the Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

63.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020
Item 6.	Exhibits

 (a)          The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

64.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 6, 2020	/s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 6, 2020	/s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

65.