Form 10-Q
period 2020-09-30
PREMIER FINANCIAL BANCORP INC
filed 2020-11-06
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Common stock, no par value, – 14,673,257 shares outstanding at November 3, 2020

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2020

2.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2020

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$23,505	$23,091
Interest bearing bank balances	52,652	66,063
Federal funds sold	5,859	5,902
Cash and cash equivalents	82,016	95,056
Securities available for sale	436,580	390,754
Loans	1,268,481	1,195,295
Allowance for loan losses	(12,773)	(13,542)
Net loans	1,255,708	1,181,753
Federal Home Loan Bank stock, at cost	4,166	4,450
Premises and equipment, net	36,154	37,257
Other real estate owned, net	13,331	12,242
Interest receivable	6,662	4,699
Goodwill	47,640	47,640
Other intangible assets	4,652	5,376
Other assets	1,984	1,783
Total assets	$1,888,893	$1,781,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$449,361	$367,870
Time deposits, $250,000 and over	66,170	100,638
Other interest bearing	1,069,858	1,027,245
Total deposits	1,585,389	1,495,753
Securities sold under agreements to repurchase	28,214	20,428
FHLB advances	-	6,375
Subordinated debt	5,465	5,436
Interest payable	510	912
Other liabilities	13,074	11,865
Total liabilities	1,632,652	1,540,769

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,673,257 shares issued and outstanding at September 30, 2020, and 14,657,432 shares issued and outstanding at December 31, 2019	134,079	133,795
Retained earnings	112,639	102,743
Accumulated other comprehensive income (loss)	9,523	3,703
Total stockholders' equity	256,241	240,241
Total liabilities and stockholders' equity	$1,888,893	$1,781,010

4.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$16,296	$16,438	$48,466	$48,954
Securities available for sale
Taxable	1,992	2,266	6,549	6,917
Tax-exempt	179	85	450	265
Federal funds sold and other	24	519	308	1,342
Total interest income	18,491	19,308	55,773	57,478

Interest expense
Deposits	1,421	2,367	5,301	6,702
Repurchase agreements and other	20	24	60	45
Other borrowings	-	-	-	31
FHLB advances	12	48	64	151
Subordinated debt	64	91	223	281
Total interest expense	1,517	2,530	5,648	7,210

Net interest income	16,974	16,778	50,125	50,268
Provision for loan losses	765	425	2,355	1,315
Net interest income after provision for loan losses	16,209	16,353	47,770	48,953

Non-interest income
Service charges on deposit accounts	860	1,216	2,658	3,432
Electronic banking income	975	891	2,730	2,640
Secondary market mortgage income	154	97	305	154
Other	208	267	643	768
	2,197	2,471	6,336	6,994
Non-interest expenses
Salaries and employee benefits	5,401	5,422	16,076	16,048
Occupancy and equipment expenses	1,856	1,700	5,379	5,241
Outside data processing	1,778	1,478	5,011	4,288
Professional fees	211	286	701	957
Taxes, other than payroll, property and income	251	235	778	734
Write-downs, expenses, sales of other real estate owned, net	149	213	571	690
Amortization of intangibles	241	223	724	673
FDIC insurance	115	(5)	183	238
Other expenses	1,153	1,198	3,548	3,515
	11,155	10,750	32,971	32,384
Income before income taxes	7,251	8,074	21,135	23,563
Provision for income taxes	1,627	1,807	4,637	5,261

Net income	$5,624	$6,267	$16,498	$18,302

Net income per share:
Basic	$0.38	$0.43	$1.12	$1.25
Diluted	0.38	0.43	1.12	1.24

5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,624	$6,267	$16,498	$18,302

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,524)	450	7,366	10,042
Reclassification of realized amount	-	-	-	-
Net change in unrealized gain (loss) on securities	(1,524)	450	7,366	10,042
Less tax impact	320	(96)	(1,546)	(2,109)
Other comprehensive income (loss)	(1,204)	354	5,820	7,933

Comprehensive income	$4,420	$6,621	$22,318	$26,235

6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three months ended September 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, July 1, 2020	$134,052	$109,216	$10,727	$253,995
Net income	-	5,624	-	5,624
Other comprehensive income (loss)	-	-	(1,204)	(1,204)
Cash dividends paid ($0.15 per share)	-	(2,201)	-	(2,201)
Stock options exercised	-	-	-	-
Stock based compensation expense	27	-	-	27
Balances, September 30, 2020	$134,079	$112,639	$9,523	$256,241

Balances, July 1, 2019	$133,597	$94,978	$3,727	$232,302
Net income	-	6,267	-	6,267
Other comprehensive income (loss)	-	-	354	354
Cash dividends paid ($0.15 per share)	-	(2,198)	-	(2,198)
Stock options exercised	36	-	-	36
Stock based compensation expense	47	-	-	47
Balances, September 30, 2019	$133,680	$99,047	$4,081	$236,808

Nine months ended September 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2020	$133,795	$102,743	$3,703	$240,241
Net income	-	16,498	-	16,498
Other comprehensive income	-	-	5,820	5,820
Cash dividends paid ($0.45 per share)	-	(6,602)	-	(6,602)
Stock options exercised	31	-	-	31
Stock based compensation expense	253	-	-	253
Balances, September 30, 2020	$134,079	$112,639	$9,523	$256,241

Balances, January 1, 2019	$133,248	$87,333	$(3,852)	$216,729
Net income	-	18,302	-	18,302
Other comprehensive income	-	-	7,933	7,933
Cash dividends paid ($0.45 per share)	-	(6,588)	-	(6,588)
Stock options exercised	176	-	-	176
Stock based compensation expense	256	-	-	256
Balances, September 30, 2019	$133,680	$99,047	$4,081	$236,808

7.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED, DOLLARS IN THOUSANDS)

	2020	2019
Cash flows from operating activities
Net income	$16,498	$18,302
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,522	1,624
Provision for loan losses	2,355	1,315
Amortization, net of accretion	1,439	89
Writedowns of other real estate owned, net	268	176
Stock compensation expense	253	256
Changes in:
Interest receivable	(1,963)	(120)
Other assets	(201)	(1,158)
Interest payable	(402)	114
Other liabilities	(185)	812
Net cash from operating activities	19,584	21,410

Cash flows from investing activities
Net change in bank owned CD's	-	496
Purchases of securities available for sale	(155,116)	(39,961)
Proceeds from maturities and calls of securities available for sale	115,029	67,203
Purchase of FHLB stock	-	(10)
Redemption of FHLB stock	284	100
Net change in loans	(78,012)	7,394
Purchases of premises and equipment, net	(571)	(1,211)
Proceeds from sales of other real estate acquired through foreclosure	1,362	1,254
Net cash from (used in) investing activities	(117,024)	35,265

Cash flows from financing activities
Net change in deposits	89,585	(3,029)
Net change in agreements to repurchase securities	7,786	(341)
Repayment of other borrowed funds	-	(2,500)
Repayment of FHLB advances	(6,400)	(2,500)
Proceeds from stock option exercises	31	176
Common stock dividends paid	(6,602)	(6,588)
Net cash from financing activities	84,400	(14,782)

Net change in cash and cash equivalents	(13,040)	41,893

Cash and cash equivalents at beginning of period	95,056	80,775

Cash and cash equivalents at end of period	$82,016	$122,668

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$6,050	$7,096
Cash paid during period for income taxes	3,980	5,090
Loans transferred to real estate acquired through foreclosure	2,719	1,330
Operating right-of-use asset resulting from lease liability	(152)	7,412

8.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

		Year	Total	September 30, 2020 Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$568,963	$1,548	$4,569
Premier Bank, Inc.	Huntington, West Virginia	1998	1,312,288	4,481	13,455
Parent and Intercompany Eliminations			7,642	(405)	(1,526)
Consolidated Total			$1,888,893	$5,624	$16,498

All significant intercompany transactions and balances have been eliminated.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. Those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations include the allowance for loan losses, business combinations and impairment of goodwill, and other than temporary impairment (“OTTI”) of securities available for sale.  The estimates and assumptions used in these calculations affect the amounts reported in the financial statements and the disclosures provided.  National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates.  During the first quarter of 2020, management determined that the deterioration in the general economic conditions as a result of these efforts to curb the spread of the COVID-19 virus represented a triggering event prompting a qualitative evaluation of goodwill impairment.  Based on analyses performed in the third quarter of 2020, management determined that goodwill was not impaired.   At this time, management does not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic. The effects of government measures to curb the spread of the COVID-19 virus on the local or national economy are uncertain and could cause assumptions and conditions to change in the near term.  In the event that changes to assumptions or conditions from what was originally estimated were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

9.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  1 - BASIS OF PRESENTATION - continued
Loans:  In addition to the eight loan portfolio segments already identified as having differing risk characteristics, in the second quarter of 2020 Premier added the following porfolio segment:
Small Business Administration Paycheck Protection Plan:  Loans originated under the Small Business Administration’s Paycheck Protection Plan (“SBA PPP”), as originally enacted, provide qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans require no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration (“SBA”) and the U. S. Treasury.  As fully guaranteed loans, no allowance for loans losses is considered necessary.  Loan amounts per borrower are limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  The program has since been modified to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the issuing bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  Subsequent changes to the program provide for an additional 10 months before repayment must commence and allows borrowers an option to extend the repayment period up to 60 months if the bank agrees.

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

11.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at September 30, 2020 are summarized as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$331,400	$10,388	$(1,001)	$340,787
U. S. sponsored agency CMO’s - residential	37,872	1,065	–	38,937
Total mortgage-backed securities of government sponsored agencies	369,272	11,453	(1,001)	379,724
U. S. government sponsored agency securities	5,983	170	–	6,153
Obligations of states and political subdivisions	43,554	1,317	–	44,871
Other securities	5,717	128	(13)	5,832
Total available for sale	$424,526	$13,068	$(1,014)	$436,580

Amortized cost and fair value of investment securities, by category, at December 31, 2019 are summarized as follows:

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$276,013	$3,618	$(322)	$279,309
U. S. sponsored agency CMO’s - residential	61,989	768	(113)	62,644
Total mortgage-backed securities of government sponsored agencies	338,002	4,386	(435)	341,953
U. S. government sponsored agency securities	30,538	280	(88)	30,730
Obligations of states and political subdivisions	15,570	453	(6)	16,017
Other securities	1,956	98	–	2,054
Total available for sale	$386,066	$5,217	$(529)	$390,754

12.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
The amortized cost and fair value of securities at September 30, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$10,662	$10,745
Due after one year through five years	24,978	25,574
Due after five years through ten years	13,323	13,741
Due after ten years	6,291	6,796
Mortgage-backed securities of government sponsored agencies	369,272	379,724
Total available for sale	$424,526	$436,580

There were no sales of securities during the three and nine months of 2020 and 2019.

Securities with unrealized losses at September 30, 2020 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$90,516	$(1,001)	$–	$–	$90,516	$(1,001)
Other securities	4,235	(13)	–	–	4,235	(13)
Total temporarily impaired	$94,751	$(1,014)	$–	$–	$94,751	$(1,014)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at September 30, 2020 and December 31, 2019 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

14.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS

Major classifications of loans at September 30, 2020 and December 31, 2019 are summarized as follows:

	2020	2019
Residential real estate	$386,540	$389,985
Multifamily real estate	35,905	36,684
Commercial real estate:
Owner occupied	162,108	164,218
Non-owner occupied	308,478	304,316
Commercial and industrial	91,146	105,079
SBA PPP	113,478	–
Consumer	25,420	29,007
Construction and land	111,221	136,138
All other	34,185	29,868
	$1,268,481	$1,195,295

15.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2020 was as follows:

Loan Class	Balance December 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance September 30, 2020

Residential real estate	$1,711	$262	$(95)	$11	$1,889
Multifamily real estate	1,954	494	(2,183)	–	265
Commercial real estate:
Owner occupied	2,441	637	(566)	7	2,519
Non-owner occupied	3,184	1,562	(226)	3	4,523
Commercial and industrial	1,767	(162)	(5)	45	1,645
Consumer	281	66	(155)	47	239
Construction and land	1,724	(615)	(4)	55	1,160
All other	480	111	(135)	77	533
Total	$13,542	$2,355	$(3,369)	$245	$12,773

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 was as follows:

Loan Class	Balance December 31, 2018	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance September 30, 2019

Residential real estate	$1,808	$165	$(121)	$34	$1,886
Multifamily real estate	1,649	143	–	7	1,799
Commercial real estate:
Owner occupied	2,120	700	(533)	5	2,292
Non-owner occupied	3,058	334	(57)	2	3,337
Commercial and industrial	1,897	191	(393)	48	1,743
Consumer	351	125	(175)	34	335
Construction and land	2,255	(349)	(14)	–	1,892
All other	600	6	(171)	92	527
Total	$13,738	$1,315	$(1,464)	$222	$13,811

16.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020 was as follows:

Loan Class	Balance June 30, 2020	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance September 30, 2020

Residential real estate	$1,915	$(26)	$(1)	$1	$1,889
Multifamily real estate	2,115	333	(2,183)	–	265
Commercial real estate:
Owner occupied	2,470	47	–	2	2,519
Non-owner occupied	4,310	362	(149)	–	4,523
Commercial and industrial	1,554	85	–	6	1,645
Consumer	230	52	(56)	13	239
Construction and land	1,233	(86)	(4)	17	1,160
All other	561	(2)	(41)	15	533
Total	$14,388	$765	$(2,434)	$54	$12,773

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 was as follows:

Loan Class	Balance June 30, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance September 30, 2019

Residential real estate	$1,880	$61	$(62)	$7	$1,886
Multifamily real estate	1,716	78	–	5	1,799
Commercial real estate:
Owner occupied	1,790	500	–	2	2,292
Non-owner occupied	3,280	57	–	–	3,337
Commercial and industrial	2,000	13	(280)	10	1,743
Consumer	368	(4)	(35)	6	335
Construction and land	2,140	(247)	(1)	–	1,892
All other	599	(33)	(74)	35	527
Total	$13,773	$425	$(452)	$65	$13,811

17.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at September 30, 2020 and December 31, 2019.
	2020	2019
Residential real estate	$2,348	$2,565
Commercial real estate
Owner occupied	1,044	1,804
Non-owner occupied	2,428	2,628
Commercial and industrial	17	305
Consumer	13	22
Construction and land	409	483
All other	175	174
Total carrying amount	$6,434	$7,981
Contractual principal balance	$9,633	$11,681

Carrying amount, net of allowance	$6,434	$7,981

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the nine months ended September 30, 2020 and September 30, 2019.

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

18.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2020 and September 30, 2019.

	2020	2019
Balance at January 1	$619	$642
New loans purchased	–	–
Accretion of income	(147)	(149)
Loans placed on non-accrual	–	–
Income recognized upon full repayment	(65)	(74)
Reclassifications to accretable difference	–	–
Disposals	(190)	–
Balance at September 30	$217	$419

19.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and December 31, 2019.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

September 30, 2020	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,583	$4,340	$975
Commercial real estate
Owner occupied	2,132	1,677	–
Non-owner occupied	3,357	2,315	–
Commercial and industrial	1,346	784	–
Consumer	194	125	–
Construction and land	394	341	149
All other	14	–	–
Total	$13,020	$9,582	$1,124

December 31, 2019	Principal Owed on Non- accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,801	$4,618	$1,425
Multifamily real estate	4,113	3,726	–
Commercial real estate
Owner occupied	3,399	2,995	–
Non-owner occupied	3,120	1,852	340
Commercial and industrial	1,026	420	451
Consumer	364	313	9
Construction and land	470	440	3
All other	75	73	–
Total	$18,368	$14,437	$2,228

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

20.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$386,540	$4,163	$2,637	$6,800	$379,740
Multifamily real estate	35,905	–	–	–	35,905
Commercial real estate:
Owner occupied	162,108	590	316	906	161,202
Non-owner occupied	308,478	1,129	1,228	2,357	306,121
Commercial and industrial	91,146	157	651	808	90,338
SBA PPP	113,478	–	–	–	113,478
Consumer	25,420	125	42	167	25,253
Construction and land	111,221	–	213	213	111,008
All other	34,185	–	–	–	34,185
Total	$1,268,481	$6,164	$5,087	$11,251	$1,257,230

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$389,985	$9,479	$3,192	$12,671	$377,314
Multifamily real estate	36,684	–	3,726	3,726	32,958
Commercial real estate:
Owner occupied	164,218	337	1,199	1,536	162,682
Non-owner occupied	304,316	838	1,017	1,855	302,461
Commercial and industrial	105,079	245	708	953	104,126
Consumer	29,007	309	230	539	28,468
Construction and land	136,138	3,856	4	3,860	132,278
All other	29,868	–	73	73	29,795
Total	$1,195,295	$15,064	$10,149	$25,213	$1,170,082

21.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$–	$1,889	$–	$1,889	$59	$384,133	$2,348	$386,540
Multifamily real estate	–	265	–	265	–	35,905	–	35,905
Commercial real estate:
Owner occupied	–	2,519	–	2,519	1,402	159,662	1,044	162,108
Non-owner occupied	303	4,220	–	4,523	1,917	304,133	2,428	308,478
Commercial and industrial	448	1,197	–	1,645	743	90,386	17	91,146
SBA PPP	–	–	–	–	–	113,478	–	113,478
Consumer	–	239	–	239	–	25,407	13	25,420
Construction and land	–	1,160	–	1,160	270	110,542	409	111,221
All other	–	533	–	533	–	34,010	175	34,185
Total	$751	$12,022	$–	$12,773	$4,391	$1,257,656	$6,434	$1,268,481

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2020.  The table includes $689,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$179	$59	$-
Commercial real estate
Owner occupied	2,149	1,718	-
Non-owner occupied	1,655	778	-
Commercial and industrial	509	–	-
Construction and land	321	270	-
	4,813	2,825	-
With an allowance recorded:
Commercial real estate
Non-owner occupied	1,671	1,512	303
Commercial and industrial	769	743	448
	2,440	2,255	751
Total	$7,253	$5,080	$751

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

24.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the nine months ended September 30, 2020 and September 30, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$61	$–	$–	$217	$–	$–
Multifamily real estate	2,808	–	–	3,823	–	–
Commercial real estate:
Owner occupied	2,073	8	8	3,779	10	10
Non-owner occupied	3,855	75	75	9,009	664	664
Commercial and industrial	739	3	3	517	3	3
Construction and land	332	–	–	910	123	123
Total	$9,868	$86	$86	$18,255	$800	$800

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended September 30, 2020 and September 30, 2019.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended September 30, 2020			Three months ended September 30, 2019
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$60	$–	$–	$170	$–	$–
Multifamily real estate	1,854	–	–	3,768	–	–
Commercial real estate:
Owner occupied	1,738	5	5	3,683	4	4
Non-owner occupied	3,347	39	39	7,439	478	478
Commercial and industrial	753	2	2	535	1	1
Construction and land	287	–	–	480	2	2
Total	$8,039	$46	$46	$16,075	$485	$485

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

The following table presents TDR’s as of September 30, 2020 and December 31, 2019:

September 30, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$23	$204	$227
Commercial real estate
Owner occupied	–	199	199
Non-owner occupied	856	–	856
Commercial and industrial	184	–	184
Total	$1,063	$403	$1,466

December 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$32	$157	$189
Multifamily real estate	3,636	–	3,636
Commercial real estate
Owner occupied	1,162	207	1,369
Non-owner occupied	–	2,656	2,656
Commercial and industrial	191	–	191
Total	$5,021	$3,020	$8,041

At September 30, 2020, $222,000 in specific reserves were allocated to loans that had restructured terms resulting in a provision for loan losses of $287,000 for the three months ended September 30, 2020 and $499,000 for the nine months ended September 30, 2020.  This compares to a provision for loan losses on restructured loans of $263,000 for the three months ended September 30, 2019 and $413,000 for the nine months ended September 30, 2019.  At December 31, 2019, $2,471,000 in specific reserves were allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

26.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
During the three and nine months ended September 30, 2020 there was one loan added as a TDR in residential real estate for $56,000.  The modification involves reducing the borrowers’ required monthly payment by consolidating the borrower’s debt, reducing their interest rate, and/or lengthening the amortization period for loan repayment, each in an effort to help the borrowers keep their loan current.  The modifications did not include a permanent reduction of the recorded investment in the loans.  There were no new TDR’s that occurred during the three and nine months ended September 30, 2019.   During the three and nine months ended September 30, 2020 and September 30, 2019, there were no TDR’s for which there as a payment default within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020.  Provisions of the CARES Act permit certain loan payment modifications by banks that would normally be considered TDR’s to be exempt from the TDR rules.  To qualify under the CARES Act, a loan could not be past due at the time the payment modification was granted.

The following table presents the status of the remaining loans as of September 30, 2020 with some degree of payment modification under the CARES Act.

September 30, 2020	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Residential real estate	$1,739	$415	$2,154
Multifamily real estate	-	671	671
Commercial real estate
Owner occupied	4,732	6,580	11,312
Non-owner occupied	14,466	19,626	34,092
Commercial and industrial	974	99	1,073
Construction and land	4,219	14,550	18,769
Total	$26,130	$41,941	$68,071

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

28.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$372,551	$2,973	$11,016	$–	$386,540
Multifamily real estate	33,444	2,461	–	–	35,905
Commercial real estate:
Owner occupied	154,564	3,627	3,917	–	162,108
Non-owner occupied	296,137	9,487	2,854	–	308,478
Commercial and industrial	86,182	3,238	1,726	–	91,146
SBA PPP	113,478	–	–	–	113,478
Consumer	25,224	1	195	–	25,420
Construction and land	106,928	3,628	665	–	111,221
All other	34,125	–	60	–	34,185
Total	$1,222,633	$25,415	$20,433	$–	$1,268,481

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$374,835	$3,477	$11,673	$-	$389,985
Multifamily real estate	28,103	4,855	3,726	-	36,684
Commercial real estate:
Owner occupied	152,695	5,123	6,400	-	164,218
Non-owner occupied	290,096	8,617	5,603	-	304,316
Commercial and industrial	101,085	2,693	1,301	-	105,079
Consumer	28,618	5	384	-	29,007
Construction and land	123,473	11,868	797	-	136,138
All other	29,698	97	73	-	29,868
Total	$1,128,603	$36,735	$29,957	$-	$1,195,295

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued
Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.00% to be considered well capitalized.  Premier’s Tier 1 capital totaled $203.8 million at September 30, 2020, which represents a community bank leverage ratio of 11.0%.  Premier’s wholly owned subsidiary Citizens Deposit Bank  adopted the CBLR simplification standard during the second quarter of 2020 and maintained a CBLR of 8.5% at September 30, 2020.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc., adopted the regulatory capital simplification rules in the first quarter and maintained a CBLR of 10.8% at September 30, 2020, well in excess of the 8.00% required to be considered well capitalized under the prompt corrective action framework.

Shown below is a summary of regulatory capital ratios for the Company:

	September 30, 2020	December 31, 2019	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier 1 Capital to average assets (CBLR):	11.0%	11.3%	8.0%	8.0%

31.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of September 30, 2020, the weighted average remaining lease term for operating leases was 8.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 0.85%.

Total lease expense for the nine months ended September 30, 2020, which is included in net occupancy and equipment expense, was $1,012,000, consisting of $113,000 short-term lease expense and $899,000 of operating lease expense. For the three months ended September 30, 2020, lease expense was $339,000, consisting of $39,000 short-term lease expense and $300,000 of operating lease expense.

Total lease expense for the nine months ended September 30, 2019, which is included in net occupancy and equipment expense, was $922,000, consisting of $75,000 short-term lease expense and $847,000 of operating lease expense.  For the three months ended September 30, 2019, lease expense was $300,000, consisting of $27,000 short-term lease expense and $273,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2020	$279
2021	1,067
2022	1,050
2023	805
2024	680
2025 and Thereafter	3,494
Total undiscounted cash flows	7,375
Discounted cash flows	(375)
Total lease liability	$7,000

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

Compensation expense of $253,000 was recorded for the first nine months of 2020 while $256,000 was recorded for the first nine months of 2019.  Stock-based compensation expense related to incentive stock option grants is recognized ratably over the requisite vesting period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $155,000 at September 30, 2020.  This unrecognized expense is expected to be recognized over the next 29 months based on the vesting periods of the options.

33.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share
Income available to common stockholders	$5,624	$6,267	$16,498	$18,302
Weighted average common shares outstanding	14,673,257	14,645,002	14,665,751	14,636,004
Earnings per share	$0.38	$0.43	$1.12	$1.25

Diluted earnings per share
Income available to common stockholders	$5,624	$6,267	$16,498	$18,302
Weighted average common shares outstanding	14,673,257	14,645,002	14,665,751	14,636,004
Add dilutive effects of potential additional common stock	48,930	75,513	62,198	76,136
Weighted average common and dilutive potential common shares outstanding	14,722,187	14,720,515	14,727,949	14,712,140
Earnings per share assuming dilution	$0.38	$0.43	$1.12	$1.24

Stock options for 183,242 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2020 because they were antidultive.  There were no stock options considered antidilutive for the three and nine months ended September 30, 2019.

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

35.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
The carrying amounts and estimated fair values of financial instruments at September 30, 2020 were as follows:

	Carrying	Fair Value Measurements at September 30, 2020 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$75,559	$75,559	$-	$-	$75,559
Time deposits with other banks	598	–	599	–	599
Federal funds sold	5,859	5,859	–	–	5,859
Securities available for sale	436,580	-	436,580	-	436,580
Loans, net	1,255,708	-	-	1,260,773	1,260,773
Interest receivable	6,662	-	1,620	5,042	6,662

Financial liabilities
Deposits	$1,585,389	$1,240,462	$347,536	$-	$1,587,998
Securities sold under agreements to repurchase	28,214	-	28,214	-	28,214
Subordinated debt	5,465	-	5,364	-	5,364
Interest payable	510	8	502	-	510

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

	Carrying	Fair Value Measurements at December 31, 2019 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$88,556	$88,556	$–	$–	$88,556
Time deposits with other banks	598	–	599	–	599
Federal funds sold	5,902	5,902	–	–	5,902
Securities available for sale	390,754	–	390,754	–	390,754
Loans, net	1,181,753	–	–	1,172,575	1,172,575
Interest receivable	4,699	4	1,110	3,585	4,699

Financial liabilities
Deposits	$1,495,753	$1,070,610	$424,886	$–	$1,495,496
Securities sold under agreements to repurchase	20,428	–	20,428	–	20,428
FHLB advance	6,375	–	6,406	–	6,406
Subordinated debt	5,436	–	5,527	–	5,527
Interest payable	912	15	897	–	912

36.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$340,787	$-	$340,787	$-
U. S. agency CMO’s - residential	38,937	-	38,937	-
Total mortgage-backed securities of government sponsored agencies	379,724	-	379,724	-
U. S. government sponsored agency securities	6,153	-	6,153	-
Obligations of states and political subdivisions	44,871	-	44,871	-
Other securities	5,832	-	5,832	-
Total securities available for sale	$436,580	$-	$436,580	$-

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$279,309	$-	$279,309	$-
U. S. agency CMO’s	62,644	-	62,644	-
Total mortgage-backed securities of government sponsored agencies	341,953	-	341,953	-
U. S. government sponsored agency securities	30,730	-	30,730	-
Obligations of states and political subdivisions	16,017	-	16,017	-
Other securities	2,054	-	2,054	-
Total securities available for sale	$390,754	$-	$390,754	$-

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

38.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2020 are summarized below:

		Fair Value Measurements at September 30, 2020 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Non-owner occupied	$1,209	$-	$-	$1,209
Commercial and industrial	295	-	-	295
Total impaired loans	$1,504	$-	$-	$1,504

Other real estate owned:
Residential real estate	$206	$-	$-	$206
Multifamily real estate	9,503	-	-	9,503
Commercial real estate
Owner occupied	829	–	–	829
Construction and land	551	-	-	551
Total OREO	$11,089	$-	$-	$11,089

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,255,000 at September 30, 2020 with a valuation allowance of $751,000 and a recorded investment of $8,445,000 at December 31, 2019 with a valuation allowance of $3,102,000.  The change resulted in a provision for loan losses of $546,000  for the nine-months ended September 30, 2020, compared to a $324,000 provision for loan losses for the nine-months ended September 30, 2019 and a $323,000 in provision for loan losses for the three months ended September 30, 2020, compared to a $98,000 provision for loan losses for the three months ended September 30, 2019.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $11,089,000 which is made up of the outstanding balance of $12,835,000 net of a valuation allowance of $1,746,000 at September 30, 2020.  There were $377,000 of write downs during the nine months ended September 30, 2020, compared to $311,000 of write downs during the nine months ended September 30, 2019. For the three months ended September 30, 2020 there were $100,000 of additional write downs compared to $180,000 of additional write downs during the three months ended September 30, 2019.

At December 31, 2019, other real estate owned had a net carrying amount of $10,875,000, made up of the outstanding balance of $12,474,000, net of a valuation allowance of $1,599,000.

39.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - FAIR VALUE - continued
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at September 30, 2020 are summarized below:

	September 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Non-owner occupied	$1,209	income approach	adjustment for differences in net operating income expectations	0.0%-33.3% (14.6%)
Commercial and industrial	295	sales comparison	adjustment for estimated realizable value	25.0%-97.5% (43.9%)
Total impaired loans	$1,504

Other real estate owned:
Residential real estate	$206	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (18.1%)
Multifamily real estate	9,503	income approach	adjustment for differences in net operating income expectations	26.2%-26.2% (26.2%)
Commercial real estate
Owner occupied	829	sales comparison	adjustment for estimated realizable value	16.1%-29.5% (24.6%)
Construction and land	551	sales comparison	adjustment for estimated realizable value	50.3%-86.3% (76.5%)
Total OREO	$11,089

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

42.

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
Net income for the nine months ended September 30, 2020 was $16,498,000, or $1.12 per diluted share, compared to net income of $18,302,000, or $1.24 per diluted share, for the nine months ended September 30, 2019.  The decrease in net income in the first nine months of 2020 is largely due to decreases in interest income and non-interest income, coupled with an increase in the provision for loan losses and an increase in non-interest expense.  These changes that negatively affected net income more than offset decreases in interest expense and income tax expense.  The provision for loan losses increased by $1,040,000, or 79.1%, in the first nine months of 2020, largely to provide for the $2,112,000 of estimated additional credit risk in the loan portfolio related to consequences of the national economic shutdown aimed to moderate the spread of the novel corona virus of 2019 (“COVID-19”).  The annualized returns on average common shareholders’ equity and average assets were approximately 8.73% and 1.19% for the nine months ended September 30, 2020 compared to 10.67% and 1.43% for the same period in 2019.

43.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Net income for the three months ended September 30, 2020 was $5,624,000, or $0.38 per diluted share, compared to net income of $6,267,000, or $0.43 per diluted share for the three months ended September 30, 2019.  The decrease in income in the third quarter of 2020 is largely due to decreases in interest income and non-interest income, coupled with an increase in the provision for loan losses and an increase in non-interest expense.  These changes that negatively affected net income more than offset decreases in interest expense and income tax expense.  A majority of these changes were largely in response to changes in the economy related to COVID-19, whether a result of governmental stimulus to depositors and borrowers, Federal Reserve Board of Governors’ changes in interest rate policy to stimulate the economy and/or customer behavior in response to government guidelines aimed to minimize the spread of COVID-19, as more fully explained throughout this analysis below.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.74% and 1.18% for the three months ended September 30, 2020 compared to 10.61% and 1.46% for the same period in 2019.
Net interest income for the nine months ended September 30, 2020 totaled $50.125 million, a decrease of $143,000, or 0.3%, from the $50.268 million of net interest income earned in the first nine months of 2019.  Interest income in 2020 decreased by $1,705,000, or 3.0%, largely due to a $1,034,000, or 77.0%, decrease in interest income on interest-bearing bank balances and federal funds sold, and a $488,000, or 1.0%, decrease in interest income on loans.  Interest income on interest-bearing bank balances and federal funds sold decreased in the first nine months of 2020 when compared to the same nine months of 2019 due to significant decreases in the earning yields on these balances, although the average balance increased from $75.7 million during the first nine months of 2019 to $91.2 million during the first nine months of 2020.  Earning yields dropped significantly in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The policy decision was an effort to stimulate the economy during government actions to curb the spread of COVID-19 requiring non-essential business closures.  For comparison, the targeted rate from January 1 to March 2, 2020 was 1.50% to 1.75% and during the entire first nine months of 2019, the targeted rate ranged from 1.75% to 2.50%.  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates reduced Premier’s earning yield on these highly liquid funds to an average of 0.45% during the first nine months of 2020, compared to an average yield of 2.37% during the same nine months of 2019.
The decrease in interest income on loans was the net result of a few opposing changes in loan interest income.  During the first nine months of 2020, approximately $894,000 of interest income was realized from deferred interest and discounts recognized on loans that paid-off or paid-down during the first nine months of 2020 compared to $1,619,000 of interest income of this kind recognized during the first nine months of 2019.  The loan payments in 2019 and 2020 included both non-accrual loans and performing loans that were once on non-accrual status.  As a result of the $725,000 higher level of recognition in 2019, interest income on loans decreased by $488,000 in 2020 when compared to 2019. Otherwise, interest income on loans increased by $237,000, or 0.5%, in the first nine months of 2020.  This increase includes approximately $1,484,000 of interest income on loans acquired from the acquisition of the First National Bank of Jackson (“Jackson”) on October 25, 2019.  Interest income on these loans is included in Premier’s loan interest income only from the date of acquisition in October 2019 and therefore no interest income from these loans is included in the first nine months of 2019.  Excluding the loan interest income earned on the Jackson loans and the decrease in deferred interest and discounts recognized on loans, interest income on loans decreased by $1,247,000, or 2.5%, in the

44.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

first nine months of 2020 when compared to the same nine months of 2019.  The decrease is largely due to a decrease in the average yield on the remaining loan portfolio from 5.49% in the first nine months of 2019 to 5.13% in the first nine months of 2020.  Premier’s participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) resulted in $115,990,000 of new loans during the second and third quarters of 2020.  These loans increased the nine-month average loans outstanding by approximately $66,701,000 and increased interest income on loans during the first nine months of 2020 by approximately $1,980,000, which resulted in an average yield on these loans of 3.97%.  Without Premier’s participation in the SBA PPP loan program, and excluding the average loans from the Jackson acquisition, average loans outstanding during the first nine months of 2020 would have decreased by $19,250,000, or 1.7%, when compared to the average loans outstanding during the first nine months of 2019.

45.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Interest income on investment securities in the first nine months of 2020 decreased by $183,000, or 2.5%, to $6,999,000 compared to $7,182,000 in the first nine months of 2019.  While the average balance of investments increased by $44.104 million in the first nine months of 2020 when compared to the same nine months of 2019, the average yield earned decreased to 2.32% in 2020 from 2.65% in 2019.  The decrease in the average yield is largely due to calls of higher yielding securities during 2020 after the Federal Reserve Board of Governors reduced the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020 combined with a lower reinvestment rate on surplus funds from increases in deposits and monthly payments on the existing mortgage-backed security portfolio.
Partially offsetting the $1,705,000 decrease in interest income in the first nine months of 2020 was a $1,562,000, or 21.7%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $1,401,000, or 20.9% in the first nine months of 2020, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first nine months of 2020 compared to the same period in 2019.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the first nine months of 2020 compared to the same period in 2019.  Nevertheless, average interest-bearing deposit balances increased by $72.5 million, or 6.9%, in the first nine months of 2020 compared to the same period of 2019, largely due to the acquisition of Jackson in the fourth quarter of 2019.  The average interest rate paid on interest-bearing deposits decreased by 22 basis points from 0.85% during the first nine months of 2019 to 0.63% during the first nine months of 2020.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders in an effort to offset some of the negative effects of COVID-19 governmental restrictions on non-essential businesses, have resulted in a decrease in competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 15 basis points and the average rate paid on savings deposits decreased by 13 basis points in the first nine months of 2020 when compared to the first nine months of 2019.  Even with these resulting decreases in the average rate paid on interest-bearing transaction based deposits, the average outstanding balance of interest-bearing transaction based deposits increased with just over a third of the increase coming from the acquisition of Jackson.  NOW and money market deposit account balances averaged $465.840 million in the first nine months of 2020, a $60.596 million increase over the average outstanding balances during the first nine months of 2019.  Approximately $12.500 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $48.096 million, or 11.9%, increase was largely due to other sources of deposit funds, such as direct stimulus payments from the U.S. Treasury to deposit account holders, the initial retention of proceeds by SBA PPP loan borrowers, and a lack of deposit withdrawals resulting from normal consumer spending habits as non-essential businesses were required to close in an effort to help curb the spread of the COVID-19 virus.  Similarly, savings deposit account balances averaged $278.180 million in the first nine months of 2020, a $33.801 million increase over the average outstanding balances during the first nine months of 2019.  Approximately $20.049 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.

46.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

The remaining $13.752 million, or 5.6%, increase was due to other sources of deposit funds as noted above.  Even with the increases in their average balances, interest expense savings on interest-bearing transaction deposit accounts totaled $535,000 of the $1,401,000 decrease in interest expense on interest-bearing deposits, largely as a result of rate reductions on NOW, money market and savings deposit accounts.
The remaining $866,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a decrease in the average rates paid on those deposits in the first nine months of 2020 when compared to the first nine months of 2019.  Certificates of deposit decreased on average by approximately $21.897 million, or 5.4%.  Yet, even when factoring in the approximately $37.126 million of average certificate of deposit balances from the two Jackson branches included in the first nine months of 2020 but not part of Premier in the first nine months of 2019, average certificate of deposit balances in Premier’s other branch locations decreased by $59.023 million or 14.6% in the first nine months of 2020, when compared to the same nine months of 2019.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to transaction oriented interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.  Also in response to decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors, Premier’s average rate paid on certificates of deposit decreased by 20 basis points to 1.51% during the first nine months of 2020 compared to the 1.71% average rate paid on certificates of deposit during the first nine months of 2019.
Additional interest expense savings have been realized in the first nine months of 2020 from the reduction in outstanding Federal Home Loan Bank (“FHLB”) borrowings and other borrowings at the parent company.  Interest expense on FHLB borrowings decreased by $87,000, or 57.6%, in the first nine months of 2020 when compared to the same nine months of 2019, largely due to the payment upon maturity of approximately $8.8 million of FHLB borrowings since the end of December 2018.  Average FHLB borrowings decreased by $4.1 million in the first nine months of 2020 compared to the same nine months of 2019.  However, the average rate paid on FHLB borrowings in 2020 increased by 17 basis points to 3.12% from the average rate paid during the first nine months of 2019.  Interest on other borrowings at the parent company decreased by $31,000.  This borrowing was fully repaid during the first half of 2019 and therefore no interest expense was recognized on this debt in 2020.  Also contributing to the decrease in interest expense during the first nine months of 2020 was a $58,000, or 20.6%, decrease in interest expense on Premier’s subordinated debt due to a decrease in the variable interest rate paid in 2020 compared to the first nine months of 2019.  The variable interest rate is indexed to the short-term three-month London Interbank Offered Rate (“LIBOR”), interest rate, which was lower in the first nine months of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.  Contrary to these interest expense savings, interest expense on short-term borrowings, primarily customer repurchase agreements, increased by $15,000, or 33.3%, in 2020 when compared to 2019.  The additional interest expense was largely due to a $5.535 million, or 25.3%, increase in the average balance outstanding during the first nine months of 2020 compared to the same nine months of 2019.  Approximately $2.555 million of this increase was from short-term FHLB advances that were borrowed and repaid within short time frames during 2020 as part of Premier’s interest rate risk management and investment purchase strategies.

47.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Premier’s net interest margin during the first nine months of 2020 was 3.87% compared to 4.22% for the first nine months of 2019.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first nine months of 2020 would have been 3.80% compared to 4.09% for the first nine months of 2019.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased to 0.45% in the first nine months of 2020, from the 2.37% earned in the first nine months of 2019.  The average yield earned on securities available for sale decreased to 2.32% in the first nine months of 2020, from the 2.65% earned during the first nine months of 2019.  Similarly, the average yield earned on total loans outstanding decreased to 5.24% in 2020 from the 5.68% earned during the first nine months of 2019.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the first nine months of 2020 has been a decrease of approximately 44 basis points when compared to the first nine months of 2019.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased from 0.89% during the first nine months of 2019 to 0.65% in the first nine months of 2020.  The average rates paid on interest-bearing deposits decreased from 0.85% in the first nine months of 2019 to 0.63% during the first nine months of 2020, due to lower rates paid on all deposit products, including certificates of deposit,  savings deposits and transaction based interest bearing deposits.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 6.94% in the first nine months of 2019 to 5.47% in the first nine months of 2020 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  The average rate paid on short-term borrowings, primarily customer repurchase agreements, remained consistent in the first nine months of 2020 with the first nine months of 2019, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston increased to 3.12% simply as a result of lower cost borrowings maturing sooner as borrowings were repaid upon maturity.  The overall effect was to decrease Premier’s net interest spread by 29 basis points to 3.65% and decrease Premier’s net interest margin by 35 basis points to 3.87% in the first nine months of 2020 when compared to the first nine months of 2019.

48.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Additional information on Premier’s net interest income for the nine months of 2020 and nine months of 2019 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended Sept. 30, 2020			Nine Months Ended Sept. 30, 2019
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$91,183	$308	0.45%	$75,694	$1,342	2.37%
Securities available for sale
Taxable	379,989	6,549	2.30	351,783	6,917	2.62
Tax-exempt	28,956	450	2.62	13,058	265	3.43
Total investment securities	408,945	6,999	2.32	364,841	7,182	2.65
Total loans	1,234,627	48,466	5.24	1,151,855	48,954	5.68
Total interest-earning assets	1,734,755	55,773	4.30%	1,592,390	57,478	4.83%
Allowance for loan losses	(13,621)			(13,780)
Cash and due from banks	22,996			22,935
Other assets	107,392			109,325
Total assets	$1,851,522			$1,710,870

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,126,376	5,301	0.63	$1,053,876	6,702	0.85
Short-term borrowings	27,399	60	0.29	21,864	45	0.28
FHLB Advances	2,742	64	3.12	6,837	151	2.95
Other borrowings	-	-	0.00	949	31	4.37
Subordinated debt	5,449	223	5.47	5,416	281	6.94
Total interest-bearing liabilities	1,161,966	5,648	0.65%	1,088,942	7,210	0.89%
Non-interest bearing deposits	425,645			381,655
Other liabilities	11,808			11,479
Stockholders’ equity	252,103			228,794
Total liabilities and equity	$1,851,522			$1,710,870

Net interest earnings		$50,125			$50,268
Net interest spread			3.65%			3.94%
Net interest margin			3.87%			4.22%

49.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Additional information on Premier’s net interest income for the three months of 2020 and three months of 2019 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended Sept. 30, 2020			Three Months Ended Sept. 30, 2019
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$89,880	$24	0.11%	$93,796	$519	2.20%
Securities available for sale
Taxable	400,074	1,992	1.99	346,444	2,266	2.62
Tax-exempt	35,532	179	2.55	12,600	85	3.42
Total investment securities	435,606	2,171	2.04	359,044	2,351	2.64
Total loans	1,266,807	16,296	5.12	1,146,275	16,438	5.69
Total interest-earning assets	1,792,293	18,491	4.12%	1,599,115	19,308	4.80%
Allowance for loan losses	(13,235)			(13,837)
Cash and due from banks	23,330			21,296
Other assets	107,554			108,150
Total assets	$1,909,942			$1,714,724

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,135,314	1,421	0.50	$1,055,037	2,367	0.89
Short-term borrowings	35,075	20	0.23	21,490	24	0.44
FHLB Advances	1,377	12	3.47	6,354	48	3.00
Subordinated debentures	5,459	64	4.66	5,424	91	6.66
Total interest-bearing liabilities	1,177,225	1,517	0.51%	1,088,305	2,530	0.92%
Non-interest bearing deposits	464,185			378,757
Other liabilities	11,218			11,500
Stockholders’ equity	257,314			236,162
Total liabilities and equity	$1,909,942			$1,714,724

Net interest earnings		$16,974			$16,778
Net interest spread			3.61%			3.88%
Net interest margin			3.78%			4.17%

50.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Net interest income for the quarter ended September 30, 2020 totaled $16.974 million, up $196,000, or 1.2%, from the $16.778 million of net interest income earned in the third quarter of 2019, as interest expense savings exceeded a decrease in interest income.  Interest income decreased $817,000, or 4.2%, in the third quarter of 2020 when compared to the third quarter of 2019, largely due to a $495,000, or 95.4%, decrease in interest income on interest-bearing bank balances and federal funds sold, and a $180,000, or 7.7%, decrease in interest income on investment securities.  In addition to these decreases, interest income on loans decreased by $142,000, or 0.9%, as more fully explained below.  Interest income on interest-bearing bank balances and federal funds sold decreased in the third quarter of 2020 when compared to the same quarter of 2019 due to the significant decreases in the earning yields on these balances as discussed above.  Although the average balance for the quarter decreased slightly from $93.8 million during the third quarter of 2019 to $89.9 million during the third quarter of 2020, the earning yields dropped significantly in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates reduced Premier’s earning yield on these highly liquid funds to an average of 0.11% during the third quarter of 2020 compared to an average yield of 2.20% during the same quarter of 2019.  Similarly, interest income on investment securities in the third quarter of 2020 decreased by $180,000, or 7.7%, when compared to the third quarter of 2019.  While the average balance of investments increased by $76.6 million in the third quarter of 2020 when compared to the same quarter of 2019, the average yield earned decreased to 2.04% in 2020 from 2.64% in 2019.  The decrease in the average yield is largely due to calls of higher yielding securities during 2020 after the Federal Reserve Board of Governors reduced the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020 combined with a lower reinvestment rate on surplus funds from maturing investments, increases in deposits, and monthly payments on the existing mortgage-backed security portfolio.
Interest income on loans decreased by $142,000, or 0.9%, in the third quarter of 2020 when compared to the third quarter of 2019.  During the third quarter of 2020, approximately $351,000 of interest income was realized from deferred interest and discounts recognized on loans that paid-off or paid-down during the third quarter of 2020 compared to $608,000 of interest income of this kind recognized during the third quarter of 2019.  The loan payments in 2019 and 2020 included both non-accrual loans and performing loans that were once on non-accrual status.  As a result of the $257,000 higher level of recognition in 2019, interest income on loans decreased by $142,000 in the third quarter of 2020 when compared to the same quarter of 2019. Otherwise, interest income on loans increased by $115,000, or 0.7%, in the third quarter of 2020.  This increase includes approximately $477,000 of interest income on loans acquired from the acquisition of Jackson on October 25, 2019.  Interest income on these loans is included in Premier’s loan interest income only from the date of acquisition in October 2019 and therefore no interest income from these loans is included in the third quarter of 2019.  Excluding the loan interest income earned on the Jackson loans and the decrease in deferred interest and discounts recognized on loans, interest income on loans decreased by $362,000, or 2.2%, in the third quarter of 2020 when compared to the same quarter of 2019.  The decrease is largely due to a decrease in the average yield on the remaining loan portfolio from 5.48% in the third quarter of 2019 to 4.98% in the third quarter of 2020.  As stated above, Premier’s participation in the SBA’s PPP loan program resulted in $115,990,000 of new loans during the second and third quarters of 2020.  These loans increased the third quarter average loans outstanding by approximately $115,432,000 and increased interest income on loans during the third quarter of 2020 by approximately $1,155,000, which resulted

51.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

in an average yield on these loans of 3.98%.  Without Premier’s participation in the SBA PPP loan program, and excluding the average loans from the Jackson acquisition, average loans outstanding during the third quarter of 2020 decreased by $25,791,000, or 2.3%, when compared to the average loans outstanding during the third quarter of 2019.  This decrease in loans and, in particular, the types of loans that decreased, had an effect on the second and third quarter’s 2020 provision for loans losses as more fully explained below.
More than offsetting the decrease in interest income in the third quarter of 2020 was a $1,013,000, or 40.0%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $946,000, or 40.0% in the third quarter of 2020, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the third quarter of 2020 compared to the same quarter in 2019.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the third quarter of 2020 compared to the same quarter in 2019.  Nevertheless, average interest-bearing deposit balances increased by $80.3 million, or 7.6%, in the third quarter of 2020 compared to the same quarter of 2019, largely due to the acquisition of Jackson in the fourth quarter of 2019.  The average interest rate paid on interest-bearing deposits decreased by 39 basis points from 0.89% during the third quarter of 2019 to 0.50% during the third quarter of 2020.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders during 2020, have resulted in a decrease in the competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 16 basis points and the average rate paid on savings deposits decreased by 13 basis points in the third quarter of 2020 when compared to the third quarter of 2019.  Even with these resulting decreases in the average rate paid on transaction based deposits, the average outstanding balance of transaction based deposits increased with only approximatly one-fourth of the increase coming from the acquisition of Jackson.  NOW and money market deposit account balances averaged $491.694 million in the third quarter of 2020, an $85.273 million increase over the average outstanding balances during the third quarter of 2019.  Approximately $13.707 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $71.566 million, or 17.6%, increase was largely due to other sources of deposit funds such as maturing certificates of deposit, direct stimulus payments from the U.S. Treasury to deposit account holders, proceeds to borrowers from the SBA PPP loan program, and a lack of deposit withdrawals from pre COVID-19 virus consumer spending habits as certain sectors of the economy have been recovering slowly after they were required to close in an effort to help curb the spread of the COVID-19 virus.  Similarly, savings deposit account balances averaged $290.659 million in the third quarter of 2020, a $47.681 million increase over the average outstanding balances during the third quarter of 2019.  Approximately $20.242 million of this increase is attributed to the two Jackson branches acquired in the fourth quarter of 2019.  The remaining $27.438 million, or 11.3%, increase was due to other sources of deposit funds as noted above.  Even with the increases in their average balances, interest expense savings on interest-bearing transaction deposit accounts totaled $195,000 of the $946,000 decrease in interest expense on interest-bearing deposits, largely as a result of rate reductions on NOW, money market and savings deposit accounts.

52.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

The remaining $751,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a decrease in the average rates paid during the third quarter of 2020 when compared to the third quarter of 2019.  Certificates of deposit decreased on average by approximately $52.677 million, or 13.0%.  Yet, even when factoring in the approximately $35.273 million of average certificate of deposit balances from the two Jackson branches included in the third quarter of 2020 but not part of Premier in the third quarter of 2019, average certificate of deposit balances in Premier’s other branch locations decreased by $87.950 million or 21.7% in the third quarter of 2020, when compared to the same quarter of 2019.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.
Additional interest expense savings have been realized in the third quarter of 2020 from the reduction in outstanding Federal Home Loan Bank (“FHLB”) borrowings.  Interest expense on FHLB borrowings decreased by $36,000, or 75.0%, in the third quarter of 2020 when compared to the same quarter of 2019, largely due to the payment upon maturity of approximately $8.8 million of FHLB borrowings since the end of December 2018.  The final $3.0 million outstanding FHLB borrowings were repaid upon maturity in August 2020.  Average FHLB borrowings decreased by $5.0 million in the third quarter of 2020 compared to the same quarter of 2019.  The average rate paid on FHLB borrowings in 2020 increased by 47 basis points to 3.47% from the average rate paid during the third quarter of 2019 simply as a result of lower cost borrowings maturing sooner as borrowings were repaid upon maturity.  Also contributing to the decrease in interest expense during the third quarter of 2020 was a $27,000, or 29.7%, decrease in interest expense on Premier’s subordinated debt due to a decrease in the variable interest rate paid in 2020 compared to the third quarter of 2019.  The variable interest rate is indexed to the short-term three-month London Interbank Offered Rate (“LIBOR”), interest rate, which was lower in the third quarter of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.  Interest expense on short-term borrowings, primarily customer repurchase agreements, decreased by $4,000, or 16.7%, in 2020 when compared to 2019.  The decrease in interest expense was largely due to a decrease in the average rate paid from 0.44% in the third quarter of 2019 to 0.23% in the third quarter of 2020, although on a $13.584 million higher average balance.  Approximately $6.087 million of this increase was from short-term FHLB advances that were borrowed and repaid within short time frames during the third quarter of 2020 as part of Premier’s interest rate risk management and investment purchase strategies.
Premier’s net interest margin during the third quarter of 2020 was 3.78% compared to 4.17% for the third quarter of 2019.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the third quarter of 2020 would have been 3.70% compared to 4.02% for the third quarter of 2019.  As shown in the table above, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased to 0.11% in the third quarter of 2020, from the 2.20% earned in the third quarter of 2019.  The average yield earned on securities available for sale decreased to 2.04% in the third quarter of 2020, from the 2.64% earned during the third quarter of 2019.  Similarly, the average yield earned on total loans outstanding decreased to 5.12% in 2020 from the 5.69% earned during the third quarter of 2019.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions

53.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the third quarter of 2020 has been a decrease of approximately 57 basis points when compared to the third quarter of 2019.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased in the third quarter of 2020 from 0.92% during the third quarter of 2019 to 0.51% in the third quarter of 2020.  The average rates paid on interest-bearing deposits decreased from 0.89% in the third quarter to 2019 to 0.50% during the third quarter of 2020, due to lower rates paid on savings deposits, transaction based interest bearing deposits and certificates of deposit.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 6.66% in the third quarter of 2019 to 4.66% in the third quarter of 2020 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Similarly, the average rate paid on short-term borrowings, primarily customer repurchase agreements, decreased by 21 basis points to 0.23% in the third quarter of 2020.  The average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston was contrary to this trend and increased to 3.47% in the third quarter of 2020 compared to only 3.00% in the third quarter of 2019 as the lower cost borrowings matured sooner than the higher cost borrowings as each were repaid upon maturity.  The overall effect was to decrease Premier’s net interest spread by 27 basis points to 3.61% and decrease Premier’s net interest margin by 39 basis points to 3.78% in the third quarter of 2020 when compared to the third quarter of 2019.
Non-interest income decreased by $658,000, or 9.4%, to $6,336,000 for the first nine months of 2020 compared to the same period of 2019.  Service charges on deposit accounts decreased by $774,000, or 22.6% and other sources of non-interest income decreased by $125,000, or 16.3%, both largely due to significant declines in economic activity resulting from government actions designed to curb the spread of the COVID-19 virus.  Service charges on deposit accounts decreased largely due to a $717,000, or 26.8%, decrease in customer overdraft fees.  Transaction based deposit account balances have increased significantly during the first nine months of 2020 compared to the same nine months of 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits as certain sectors of the economy have been recovering slowly after they were required to close in an effort to help curb the spread of the COVID-19 virus has reduced transaction activity and the propensity of deposit customers to overdraft their accounts.  Other sources of non-interest income that have decreased in the first nine months of 2020 include checkbook sales, wire transfer fees, commissions on insurance premiums, and income from Premier’s partial ownership of an insurance agency as well as brokerage and annuity commission income.  Partially offsetting these decreases in non-interest income, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $90,000, or 3.4% and secondary market mortgage income increased by $151,000, or 98.1%.  Electronic banking income increased largely due to increases in income from debit card transaction activity partially offset by decreases in non-customer ATM transaction fees.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment, resulting in an increase in home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.

54.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Non-interest income decreased by $274,000, or 11.1%, to $2,197,000 for the third quarter of 2020 compared to the same three months of 2019.  Service charges on deposit accounts decreased by $356,000, or 29.3% and other sources of non-interest income decreased by $59,000, or 22.1%.  Service charges on deposit accounts decreased largely due to a $332,000, or 34.4%, decrease in customer overdraft fees.  Transaction based deposit account balances have increased significantly during the third quarter of 2020 compared to the same quarter of 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits as certain sectors of the economy have been recovering slowly after they were required to close in an effort to help curb the spread of the COVID-19 virus has reduced transaction activity and the propensity of deposit customers to overdraft their accounts.  Other sources of non-interest income that decreased in the third quarter of 2020 include checkbook sales, wire transfer fees, and commissions on insurance premiums, as well as brokerage and annuity commission income.  Partially offsetting these decreases in non-interest income, electronic banking income increased by $84,000, or 9.4% and secondary market mortgage income increased by $57,000, or 58.8%.  Electronic banking income increased largely due to an $81,000, or 11.0%, increase in income from debit card transaction activity resulting from an increase in electronic payment transactions to facilitate customer purchases during the third quarter of 2020.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment resulting in an increase in home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.
Non-interest expenses for the first nine months of 2020 totaled $32,971,000, or 2.38%, of average assets on an annualized basis, compared to $32,384,000, or 2.53%, of average assets for the same period of 2019.  The $587,000, or 1.8%, increase in non-interest expenses in 2020 when compared to the first nine months of 2019 is largely due to the inclusion of the newly acquired Jackson branch locations, which added approximately $753,000 of direct non-interest expense during the first nine months of 2020.  Overall increases in operating costs include a $28,000, or 0.2%, increase in staff costs, a $138,000, or 2.6% increase in occupancy and equipment expenses, a $723,000, or 16.9%, increase in outside data processing costs, a $44,000, or 6.0%, increase in taxes not on income, a $51,000, or 7.6%, increase in the amortization of intangible assets, an $88,000, or 35.5%, increase in loan collection expenses, and an $83,000 increase in data conversion expenses.  The $28,000 increase in staff costs includes $423,000 of additional staff costs from the operations of the two newly acquired Jackson branch locations.  Without these two new branches, staff costs decreased by $395,000, or 2.5%, in the first nine months of 2020 compared to the same nine months of 2019 partially due to reduced staffing hours at some of Premier’s other branch locations in response to lower customer activity at the branches believed to be in response to government mandated activity restrictions to help curb the spread of the COVID-19 virus, reductions in incentive compensation expense, and an increase in deferred loan costs related to the significant volume of PPP loans processed by Premier in the second quarter of 2020.  During the shutdown of most business operations mandated by governmental actions designed to curb the spread of the COVID-19 virus, as an essential business, most of Premier’s branch locations remained open but were limited primarily to drive-thru traffic or in branch meetings by appointment.  Branches with no drive-thru facilities and those close to another branch location were closed during much of the second and third quarters of 2020.  As a result, some employees were given employment deferrals and the number of hours of non-salaried employees were reduced commensurate with decrease in customer demand on branch transactions.  The $723,000 increase in outside data processing costs includes a $186,000, or 19.6%, increase in internet and mobile banking charges, as banking by electronic means

55.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

becomes more and more popular among Premier’s customer base, and a $288,000 increase in data line costs as Premier is migrating to a more robust data line network across its branch network.  Upon full migration, data line expenses should return to near pre-migration levels.  These increases in non-interest expense were partially offset by a $256,000, or 26.8%, decrease in professional fees, a $55,000, or 23.1%, decrease in FDIC insurance expense, a $119,000, or 17.2%, decrease in expenses and writedowns on OREO properties, a $55,000, or 23.1%, decrease in supplies expense, and a $97,000, or 3.4%, decrease in other operating expenses.  Professional fees decreased by $256,000 largely due to decreases in legal fees and consulting expenses.  FDIC insurance expense decreased by $55,000 in the first nine months of 2020, largely due to the utilization of FDIC based community bank assessment credits which were used to substantially offset the first and second quarter 2020 FDIC insurance premiums.
Non-interest expense for the third quarter of 2020 totaled $11,155,000, or 2.32%, of average assets on an annualized basis, compared to $10,750,000, or 2.49%, of average assets for the same period of 2019.  The $405,000, or 3.8%, increase in non-interest expenses in the third quarter of 2020 compared to the third quarter of 2019, include approximately $253,000 of direct non-interest expense from the operations of the acquired Jackson branch locations during the third quarter of 2020.  Overall increases in operating costs include a $156,000, or 9.2%, increase in occupancy and equipment expenses, a $300,000, or 20.3.%, increase in outside data processing costs, a $120,000 increase in FDIC insurance premiums, a $53,000, or 79.1%, increase in loan collection expenses, and an $18,000, or 8.1%, increase in the amortization of intangible assets.  The $300,000 increase in outside data processing costs includes a $61,000, or 18.1%, increase in internet and mobile banking charges, as banking by electronic means becomes more and more popular among Premier’s customer base, and a $166,000 increase in data line costs as Premier is migrating to a more robust data line network across its branch network.  Upon full migration, data line expenses should return to near pre-migration levels.  The $156,000 increase in occupancy and equipment expenses include $54,000 of direct expenses related to the operations of the two newly acquired Jackson branches, a $26,000 increase in building rental expense, a $17,000 increase in janitorial expenses, and a $56,000 increase in equipment expenses.  The $120,000 increase in FDIC insurance premiums is a result of utilizing FDIC based community bank assessment credits to eliminate the third quarter 2019 premium.  Such credit were fully utilized in the first half of 2020 an no credits were available to offset the third quarter 2020 premium.  These increases were partially offset by a $21,000, or 0.4%, decrease in staff costs, a $75,000, or 26.2%, decrease in professional fees, a 64,000, or 30.0%, decrease in OREO expenses and writedowns, and a $98,000, decrease in other operating expenses when compared to the third quarter of 2019.  The decrease in staff costs is largely due to reduced staffing hours at some of Premier’s other branch locations and reductions in incentive compensation expense which more than offset $147,000 of additional staff costs related to the two newly acquired Jackson branches, but were not included in Premier’s third quarter 2019 operations.  Professional fees decreased by $75,000 largely due to a decrease in legal fees, partially offset by increases in accounting and audit fees and higher consulting expenses.  The decrease in OREO expenses and writedowns includes $180,000 of property writedowns, net of $104,000 in realized gains on the sale of OREO, in the third quarter of 2019 compared to only $100,000 of property writedowns, net of $95,000 in realized gains on the sale of OREO, in the third quarter of 2020.

56.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Income tax expense was $4,637,000 for the first nine months of 2020 compared to $5,261,000 for the first nine months of 2019.  The effective tax rate for the nine months ended September 30, 2020 was 21.9% compared to 22.3% for the same period in 2019.  For the quarter ended September 30, 2020, income tax expense was $1,627,000, (a 22.4% effective tax rate), compared to $1,807,000, (also a 22.4% effective tax rate), for the same period in 2019.
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

57.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

B.          Financial Position

Total assets at September 30, 2020 increased by $107.9 million to $1.889 billion from the $1.781 billion at December 31, 2019.  The increase in total assets since year-end is largely due to a $45.8 million increase in securities available for sale and a $73.2 million increase in total loans outstanding.  Earning assets increased by $105.3 million from the $1.662 billion at year-end 2019 to end the quarter at $1.768 billion.  Premier’s participation in the SBA’s PPP loan program generated $116.0 million of new loans.  Much of the loan proceeds were originally deposited with Premier’s subsidiary banks, giving rise to an increase in commercial based deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances.
Cash and due from banks at September 30, 2020 was $23.5 million, a $414,000 increase from the $23.1 million at December 31, 2019.  Interest bearing bank balances decreased by $13.4 million, or 20.5%, from the $66.1 million reported at December 31, 2019.  Federal funds sold remained relatively unchanged, decreasing by $43,000, or 0.7%, to end the quarter at $5.9 million at September 30, 2020.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.  With the significant increase in deposit balances during the second quarter of 2020 and the related potential for a significant reversal of that increase, Premier initially retained a higher level of these liquid assets at June 30, 2020 to be able to immediately satisfy deposit withdrawals.  However, as deposit balances have demonstrated some stability, Premier has partially reduced its high liquidity position in favor of increased interest earning yield from the purchase of investment securities.
Securities available for sale totaled $436.6 million at September 30, 2020, a $45.8 million increase from the $390.8 million at December 31, 2019.  The increase was largely due to the purchase of $155.1 million of investment securities and a $7.4 million increase in market value of securities available for sale.  These increases more than offset $115.0 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the first nine months of 2020.  Purchases exceeded maturities as Premier sought higher yields on surplus funds resulting from the growth in deposits and payoffs on non-SBA PPP loans.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at September 30, 2020 and December 31, 2019 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at September 30, 2020 were $1.268 billion compared to $1.195 billion at December 31, 2019, an increase of approximately $73.2 million, or 6.1%. The increase is largely due to Premier’s robust participation in the SBA’s PPP loan program in the second and third quarters of 2020, which generated $116.0 million of new loans, or 9.1% of Premier’s outstanding loans at September 30, 2020.  Without these loans, Premier’s loan portfolio would have decreased by approximately $42.8 million, or 3.6%, during the first nine months of 2020, largely due to regular principal payments, loan payoffs, and transfers of loans to OREO upon foreclosure, partially offset by internal loan growth.  Higher risk categories of loans such as construction and land loans decreased by approximately $24.9 million, or

58.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

18.3%; consumer loans decreased by $3.6 million, or 12.4%; and commercial and industrial loans decreased by $13.9 million, or 13.3%.  These decreases more than offset a $4.2 million, or 1.4%, increase in non-owner occupied commercial real estate loans and a $4.3 million, or 14.5%, increase in other loans.  The $4.3 million increase in other loans was largely due to a municipal entity line of credit draw on an economic development project well underway in Premier’s West Virginia market.  Since year-end 2019, Premier has also had improvements in the total amount of loans downgraded to Special Mention or further downgraded to Substandard.  Loans categorized as Special Mention decreased by $11.3 million, or 30.8%, since year-end, primarily in construction and land loans, while loans categorized as Substandard decreased by $9.5 million, or 31.8%, since year-end, largely in owner-occupied and non-owner occupied commercial real estate loans and multifamily real estate loans.  Loan payoffs during the first nine of 2020 resulted in recognizing approximately $397,000 of interest income deferred while the loans were on non-accrual status and $497,000 of remaining fair value discounts associated with the loans.
The SBA PPP loan program, as originally enacted, provided qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans required no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration and the U. S. Treasury.  Loan amounts per borrower were limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  The program has since been modified to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  A subsequent change to the program will allow borrowers an option to extend the repayment period up to 60 months.  Management believes that with the expanded timeframe to make the qualifying expenditures, most of the outstanding loan balance made to borrowers will qualify for forgiveness.  The ultimate timing of the reimbursement by the SBA is within 90 days after the forgiveness application is received by the SBA.  As such, management anticipates that a portion of the SBA PPP loan balances outstanding at September 30, 2020 will be reimbursed by the SBA before the end of the calendar year under the forgiveness feature.  In addition to the 1.00% stated interest rate, the SBA pays the loan originating bank a fee based upon a percentage of the loan amount.  The fee percentage decreases based upon a ladder of increases in the size of the loan.  Like all loan origination fees paid by borrowers, the fee is accreted into income over the life of the loan and is fully recognized when the loan is fully repaid.  Based upon the SBA PPP loans originated through September 30, 2020, Premier received origination fees from the SBA of approximately $4.5 million which is being deferred and accreted into loan interest income over the life of the SBA PPP loan portfolio.
Premises and equipment decreased by $1,103,000, largely due to normal quarterly depreciation of fixed assets partially offset by new equipment purchases.  Other intangible assets decreased by $724,000, due to the amortization of core deposit intangibles.  Accrued interest receivable increased by $1,963,000, or 41.8%, largely due to approximately $511,000 of accrued interest on the SBA PPP loans for which payments are deferred at the beginning of the loan and approximately $1,829,000 of

59.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

remaining accrued interest on $119,392,000 of loans whereby Premier granted full payment deferrals for a select period of time in accordance with regulatory guidance provided under the CARES Act during the COVID-19 based economic slowdown. As of September 30, 2020, approximately $60,605,000 of these loans have been restored to full principal and interest payments and another $19,996,000 have been converted to an interest only required payment for a period of time.
Deposits totaled $1.585 billion as of September 30, 2020, an $89.6 million, or 6.0%, increase from the $1.496 billion in deposits at December 31, 2019.  The overall increase in deposits is largely due to an $81.5 million, or 22.2%, increase in non-interest bearing deposits, a $69.1 million, or 18.0%, increase in savings and money market deposits, and a $19.3 million, or 6.0%, increase in interest bearing transaction deposits.  Partially offsetting these increases, certificates of deposit (“CD”) balances decreased by $80.2 million, or 18.9%.  The decrease in certificate of deposit balances is not only primarily the result of discontinuing CD rate specials, but also a significant decrease in traditional CD rates, as management lowered offering rates in response to decreases in market short-term and long-term interest rates.  As certificates of deposit mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.  Much of the SBA’s PPP loan program proceeds were originally deposited with Premier’s subsidiary banks, giving rise to an increase in commercial based deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances.  Repurchase agreements with corporate and public entity customers increased by $7.8 million, or 38.1%.  Long-term FHLB advances decreased by $6.4 million to zero at September 30, 2020, due to payments at maturity on all of the remaining FHLB advances assumed by Premier as part of its acquisition of First Bank of Charleston.  Subordinated debentures increased by $29,000, due to the regular amortization of the fair value adjustment.  Other liabilities increased by $1.2 million, primarily due to increases in net deferred tax liabilities related to the increase in the unrealized gain on securities available for sale from December 31, 2019 to September 30, 2020.

60.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

The following table sets forth information with respect to the Company’s nonperforming assets at September 30, 2020 and December 31, 2019.

	(In Thousands)
	2020	2019
Non-accrual loans	$9,582	$14,437
Accruing loans which are contractually past due 90 days or more	1,124	2,228
Accruing restructured loans	403	3,020
Total non-performing loans	11,109	19,685
Other real estate acquired through foreclosure OREO)	13,331	12,242
Total non-performing assets	$24,440	$31,927

Non-performing loans as a percentage of total loans	0.88%	1.65%

Non-performing assets as a percentage of total assets	1.29%	1.79%

Total non-performing loans have decreased by $8.6 million, or 43.6%, since year-end, largely due to a $4,855,000 decrease in non-accrual loans, a $1,104,000 decrease in accruing loans past due 90 days or more and a $2,617,000 decrease in accruing restructured loans.  The decrease in accruing restructured loans was largely due to a full payoff received on a $1,800,000 performing loan and the placing of one loan on non-accrual status.  This $856,000 increase in non-accrual loans has been more than offset by a decrease in non-accrual loans from moving loans to foreclosure and receiving payments on existing non-accrual loans.  Total non-performing assets have decreased since year-end, largely due to the decrease in non-performing loans.  This decrease was partially offset by a $1,089,000 increase in other real estate owned acquired through foreclosure (“OREO”).  Other real estate owned increased by $600,000 during the first quarter of 2020 largely due to the foreclosure on one commercial real estate property previously categorized as an impaired loan.  The impaired loan had a specific allowance for loan losses allocation and, upon foreclosure, resulted in a $566,000 loan charge-off.  Another foreclosure on an impaired multifamily real estate loan in the third quarter of 2020 resulted in a $3,708,000 reduction in non-accrual loans and a $1,500,000 increase in OREO.  This impaired loan also had a specific allowance for loan losses allocation and, upon foreclosure, resulted in a $2,183,000 loan charge-off.  These increases in OREO have been partially offset by sales and $377,000 of writedowns on OREO properties during the first nine months of 2020.
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

61.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

Gross charge-offs totaled $3,369,000 during the first nine months of 2020, largely due to a third quarter 2020 foreclosure on one multifamily real estate property from a previously identifed impaired loan relationship that also resulted in a $2,183,000 loan charge-off, and a first quarter 2020 foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $566,000 loan charge-off.  As these loans had previously been identified as impaired, specific allocations of the allowance for loan losses had been assigned to these loans.  Primarily as a result of these two charge-offs, specific reserves allocated to impaired loans decreased from $3,102,000 at December 31, 2019 to $751,000 at September 30, 2020.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first nine months of 2020 totaled $245,000, resulting in net charge-offs for the first nine months of 2020 of $3,124,000.  This compares to $1,242,000 of net charge-offs recorded in the first nine months of 2019.
The allowance for loan losses at September 30, 2020 was 1.01% of total loans compared to 1.13% at December 31, 2019.  The decrease in the ratio is due to two primary reasons.  First, the allowance for loan losses has decreased by $769,000 in the first nine months of 2020, largely due to the $3,124,000 of net charge-offs during the first nine months, as discussed above, which were only partially offset by $2,355,000 of additional provision expense in those months, as discussed in more detail below.  This decrease in the allowance, by itself, would have resulted in a decrease in the ratio to total loans.  However, due to the $73.2 million increase in total loans outstanding since December 31, 2019, largely due to $116.0 million of SBA Paycheck Protection Program loans outstanding at September 30, 2020 that are fully guaranteed by the U.S. Treasury and, therefore, have no allowance for loan losses attributed to them, the allowance for loan losses ratio decreased further to 1.01% at September 30, 2020.  Excluding the SBA PPP loan portfolio, the allowance for loan losses at September 30, 2020 would have been 1.11% of the remaining loans outstanding.
During the first nine months of 2020, Premier recorded $2,355,000 of provision for loan losses.  This provision compares to $1,315,000 of provision for loan losses recorded during the same nine months of 2019.  The provision for loan losses recorded during the first nine months of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus (“Potential COVID-19 Losses”).  Premier added approximately $2,110,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown, such as lodging, restaurants, amusement, non-owner occupied rental real estate, religious and civic organizations, personal services, and retail stores.  Furthermore, additional risk-weighting was given to loans in all industries where the borrower currently remains on either an interest-only payment deferral period or a full principal and interest payment deferral period as permitted under the CARES Act.  Due to government intervention efforts to stimulate the economy and maintain personal and business liquidity, the extent, if any, of the impact of the economic slowdown on such industries may not be known for quite some time in the future.  Management will continue to monitor past due and non-performing loans and work with borrowers within the permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans.  The remaining additional provision expense not related to Potential COVID-19 Losses was a result of Premier’s normal analyses of the credit risk identified within the loan portfolio which were partially offset by reductions in estimated credit risk resulting from decreases in higher-risk loans outstanding

62.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

during the second quarter of 2020, such as commercial and industrial loans, construction and land development loans and consumer loans.  Other indications of improving portfolio credit risk that occurred during the second and third quarters of 2020 include decreases in loans classified as Special Mention and Substandard and improvements in past due ratios.
During the third quarter of 2020, Premier recorded $765,000 of provision for loan losses.  This provision compares to $425,000 of provision for loan losses recorded during the same quarter of 2019.  The provision for loan losses recorded during the third quarter of 2020 was primarily to provide for an increase in the estimate of Potential COVID-19 Losses.  Premier added approximately $460,000 to its qualitative credit risk analysis of the loan portfolio related to Potential COVID-19 Losses.  Management also increased the estimate of Potential COVID-19 Losses on loans where the borrower remains on either an interest-only payment deferral period or a full principal and interest payment deferral period.  The remaining additional provision expense not related to Potential COVID-19 Losses in the third quarter of 2020 was a result of Premier’s normal analyses of the credit risk identified within the loan portfolio.  This includes additional risk related to increases in non-owner occupied loans and commercial and industrial loans outstanding during the third quarter, which  were partially offset by reductions in estimated credit risk within the loan portfolio resulting from decreases during the third quarter of 2020 in loans classified as Special Mention and Substandard.
The provision for loan losses recorded during the first nine months of 2019 and the third quarter of 2019 were primarily to provide for new loans recorded and additional identified credit risk in Premier’s multifamily residential real estate loan, owner occupied real estate loan, non-owner occupied real estate loan, and commercial and industrial loan portfolios partially offset by a decrease in the allowance for construction loans that transferred to repayment status.
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

63.

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $436.6 million of securities at fair value as of September 30, 2020.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

64.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2019

E.          Capital

At September 30, 2020, total stockholders’ equity of $256.2 million was 13.6% of total assets.  This compares to total stockholders’ equity of $240.2 million, or 13.5% of total assets on December 31, 2019.  The increase in stockholders’ equity was largely due to the $16.5 million of net income for the first nine months of 2020 and a $5.8 million, net of tax, increase in the market value of the investment portfolio available for sale.  These increases in stockholders’ equity were partially offset by $0.45 per share in cash dividends declared and paid during the first nine months of 2020.
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
Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.00% to be considered well capitalized.  Premier's Tier 1 capital totaled $203.8 million at September 30, 2020, which represents a community bank leverage ratio of 11.0%.  This ratio is down from the 11.3% Tier 1 leverage ratio and $192.7 million of Tier 1 capital at December 31, 2019.  The decrease in the Tier 1 leverage ratio is largely due to the growth in quarterly average assets related largely in response to increases in funds from the growth in total deposits. Premier’s wholly owned subsidiary Citizens Deposit Bank adopted the CBLR simplification standard during the second quarter of 2020 as its Tier 1 leverage ratio was 8.17% at June 30, 2020.  At September 30, 2020 Citizens Deposit Bank’s CBLR ratio improved to 8.5%.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc. adopted the regulatory capital simplification rules in the first quarter and maintained a CBLR of 10.8% at September 30, 2020, well in excess of the 8.00% required to be considered well capitalized under the prompt corrective action framework.
Book value per common share was $17.46 at September 30, 2020 and $16.39 at December 31, 2019.  The increase in book value per share was largely due to the $1.12 per share earned during the first nine months, partially offset by the $0.45 per share in quarterly cash dividends to common shareholders declared and paid during the first nine months of 2020.  Also increasing Premier’s book value per share at September 30, 2020 was the $5.8 million of other comprehensive income for the first nine months of 2020 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.40 per share.

65.

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

66.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. Mine Safety Disclosure	Not Applicable

Item 5. Other Information	None

67.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2019

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

68.

PREMIER FINANCIAL BANCORP, INC.
SEPTEMBER 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: November 6, 2020	/s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: November 6, 2020	/s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer

69.