Form 10-K
period 2020-12-31
PREMIER FINANCIAL BANCORP INC
filed 2021-03-22
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑.

As of June 30, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $165,876,967 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 6, 2021
Common Stock, no par value	14,705,783

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2021.	Part III

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

PART I

Item 1.  Description of Business

THE COMPANY

Premier Financial Bancorp, Inc. (the "Company" or "Premier") is a multi-bank holding company and financial holding company that, as of March 6, 2020 operates thirteen banking offices in Kentucky, three banking offices in Ohio, twenty-six banking offices in West Virginia, four banking offices in Washington, DC, one banking office in Maryland and three banking offices in Virginia. At December 31, 2020, Premier had total consolidated assets of $1.946 billion, total consolidated deposits of $1.634 billion and total consolidated stockholders' equity of $259.9 million. The banking subsidiaries (the "Banks" or "Affiliate Banks") consist of Citizens Deposit Bank and Trust, Inc., Vanceburg, Kentucky and Premier Bank, Inc., Huntington, West Virginia.

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
December 31, 2020

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
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

On June 12, 2014, Citizens Deposit opened a de novo branch in Fort Wright, Kentucky in the southern Cincinnati, Ohio metro area in an effort to expand the bank’s operations into a more urban market.  On June 13, 2015, Citizens Deposit closed its Aberdeen and South Webster, Ohio branches in a strategic move to reduce its cost structure.  On August 3, 2015, Citizens Deposit opened a de novo branch in Florence, Kentucky, its second de novo branch in the southern Cincinnati, Ohio metro area.  In 2018, Citizens Deposit opened two de novo branches.  On April 9, 2018, Citizens Deposit completed the purchase of a branch building in Huntington, West Virginia and began operating the facility as a full-service bank branch.  On December 17, 2018, Citizens Deposit opened a full-service bank branch in Cold Spring, Kentucky, its third branch location in the southern Cincinnati, Ohio metro area.  These branch transactions are part of a strategic effort to position the bank as a strong community bank, with a low-cost structure and a high opportunity for profitable loans in expanding markets along the Ohio River.

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
December 31, 2020

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

Recent Corporate Developments

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

The Company utilizes a large multi-national external third party provider for its core data processing systems.  As a result, the Company through the Banks is able offer more modern products, such as internet banking, mobile banking and check imaging, plus is able to take advantage of modern technologies such as image exchange to remit and clear items with its exchange agents. The Company has also integrated its automated teller machine network, improved its management reporting systems, adopted an integrated image-based document storage system, and offers mobile banking via smart phones and other hand-held computing devices.

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
December 31, 2020

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
December 31, 2020

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
December 31, 2020

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

Capital Requirements - Premier is subject to capital ratios, requirements and guidelines imposed by the Federal Reserve, which are substantially similar to the ratios, requirements and guidelines imposed by the FDIC on the Banks. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital is divided into two tiers: "Tier 1" capital and "Tier 2" capital. "Tier 1" capital includes common stockholders' equity, non-cumulative perpetual preferred stock, and related surplus (excluding auction rate issues), minority interests in equity accounts of consolidated subsidiaries plus cumulative perpetual preferred stock and Trust Preferred Securities both of which are subject to certain limitations. Goodwill, certain identifiable intangible assets and certain other assets are subtracted from these sources of capital to calculate Tier 1 capital. "Tier 2" capital includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.  Effective January 1, 2015, bank and bank holding company regulatory agencies adopted rules defining a subset of Tier 1 capital referred to as “Common Equity Tier 1” capital, or “CET1” capital, in accordance with the Basil III accord.  CET1 capital includes only the common stockholders’ equity of the entity before deducting elements such as goodwill, certain identifiable intangible assets and certain other assets.  Prior to the acquisition of Bankshares, Premier’s CET1 capital and Tier 1 capital were identical because all of Premier’s Tier 1 capital was common shareholders’ equity.  In conjunction with the acquisition of Bankshares on January 15, 2016, Premier assumed $6.0 million of Trust Preferred Securities held by Bankshares which are eligible for inclusion in Premier’s Tier 1 capital but are excluded from its CET1 capital.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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
December 31, 2020

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
Regulatory Capital Simplification – Community Bank Leverage Ratio –          In 2020, Premier and its subsidiary banks elected to adopt regulatory capital simplification rules permitting banks and bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier meets all three of these criteria and has elected to utilize the CBLR as its measure of regulatory capital adequacy on a consolidated basis as well as for its subsidiary banks.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.00% to be considered well capitalized.  Premier's Tier 1 capital totaled $207.8 million at December 31, 2020, which represents a community bank leverage ratio of 11.25%.  Premier’s wholly owned subsidiary Citizens Deposit Bank adopted the CBLR simplification standard and its Tier 1 leverage ratio was 8.36% at December 31, 2020.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc. also adopted the regulatory capital simplification rules in 2020 and maintained a CBLR of 10.71% at December 31, 2020, well in excess of the 8.00% required to be considered well capitalized under the prompt corrective action framework.  The interim guidance increases the required CBLR to 8.50% as of March 31, 2021 and finally to 9.00% by March 31, 2022.
As shown in the table in Note 20 to the consolidated financial statements regarding stockholders’ equity, the capital ratios of Premier and the Affiliate Banks exceed the applicable requirements at the time to be considered well capitalized at December 31, 2020 and December 31, 2019.
Dividend Restrictions - Premier is dependent on dividends from its Affiliate Banks for its revenues. Various federal and state regulatory provisions limit the amount of dividends the Affiliate Banks can pay to Premier without regulatory approval. At December 31, 2020, approximately $12.3 million of the total stockholders' equity of the Affiliate Banks was available for payment of dividends to Premier without approval by the applicable regulatory authority.
In addition, federal bank regulatory authorities have authority to prohibit Premier's Affiliate Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Affiliate Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory policies and capital guidelines as well as each Affiliate Bank's earnings and financial condition.  Additional information regarding dividend limitations can be found in Note 20 of the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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
December 31, 2020

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

•	required large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;
•	implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•	made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;
•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
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

CARES Act – On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law to provide national emergency economic relief measures in response to the novel COVID-19 pandemic.  Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Premier and the Affiliate Banks.

In accordance with the CARES Act, regulatory guidance was issued that clarified the accounting for loan modifications made by banks on a good faith basis in response to COVID-19 that would normally be considered Troubled Debt Restructurings (“TDRs”) to be exempt from the TDR rules.  To qualify under the CARES Act, a loan could not be past due at the time the payment modification was granted.  Premier has made payment modifications on loans to borrowers who were current on their loan prior to the CARES Act, including short-term periods (generally 90-days or less) of full payment deferrals and/or short-term periods of requiring payments of interest-only.   Modifications of loan terms under the CARES Act have been extended depending on individual borrower’s circumstances.  These rules were originally set to expire at the end of 2020 but have been extended for another year to the end of 2021.  Additional information regarding the amount and types of loans as of December 31, 2020 that have some level of remaining payment modification under the CARES Act can be found in Note 4 of the consolidated financial statements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

The CARES Act also established the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  The SBA PPP loan program, as originally enacted, provided qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans required no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration and the U. S. Treasury.  Loan amounts per borrower were limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which modified the PPP loan program to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  A subsequent change to the program will allow borrowers an option to extend the repayment period up to 60 months if the bank agrees to the extension.  Management believes that with the expanded timeframe to make the qualifying expenditures, most of the outstanding loan balance made to borrowers will qualify for forgiveness.  In addition to the 1.00% stated interest rate, the SBA pays the loan originating bank a fee based upon a percentage of the loan amount.  The fee percentage decreases based upon a ladder of increases in the size of the loan.  The original PPP loan program ended on June 30, 2020.

On Dec. 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law to further assist businesses who have been financially impacted by the COVID-19 pandemic. As a result, the Paycheck Protection Program’s second-draw loan program was created (“Round 2”).  This program will allow eligible businesses with additional loans, similar to those from the original PPP loan program.  Eligibility for Round 2 PPP loans generally has certain restrictions including businesses with 300 or fewer employees, businesses must have experienced at least a 25% reduction in revenue in 2020 compared to 2019, and the maximum loan amount for the second loan is the lesser of $2 million or two and half months of the business’ average monthly payroll.  There are limited exceptions to these eligibility requirements.  Premier began processing applications for Round 2 PPP loans in January 2021 and the eligibility for Round 2 loans expires on March 31, 2021.  Additional information regarding Premier’s participation in the PPP loan program as of December 31, 2020 can be found in Note 4 of the consolidated financial statements.

Employees and Human Capital Resources

The Company and its subsidiaries collectively had 337 full-time employees and 34 part-time employees as of December 31, 2020.  It is through our employees, and their ties to the local community, that we are able to dutifully support the communities we serve.  We believe that the strength and commitment of our workforce to our communities is what sets us apart from other community banks.

Our employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.  Our human capital measures and objectives focus on safety of our employees, employee compensation and benefits, and employee development and training. All of our employees are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees.  Benefits include a medical insurance program that includes options for employee coverage, dependent children coverage, and full family coverage; a 401-k retirement program that provides 100% company matching funds on an employee’s first 2% of wage contributions and a total 50% company match on the first 6% of wage contributions; as well as company provided group-term life insurance benefits and long-term disability insurance.  Access to dental, vision, cancer, short-term disability and accident insurance is also provided.  All employees also participate in a profit-sharing style annual bonus program.  Certain employees in leadership roles or who hold senior management positions are also eligible to participate in the company’s long-term incentive programs which customarily include grants of options to purchase Premier common stock.  We periodically compare our salaries and benefits to peer groups to ensure our competitiveness.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization.  We are committed to developing our staff through required continuing education programs and the availability of specialty education within the banking industry.  Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to restructure our branch operations and supporting operations to maintain proper protocols outlined by national and local governments and health organizations.

Working within, and giving back to, the local community is the hallmark of a true community bank.  We encourage our employees and directors to volunteer their time to organizations that suit their interests.  We monitor these volunteer efforts and report them to our bank regulatory supervision agencies.

We believe our efforts are successful as we maintain a high retention rate, keeping staff members long-term.  More than 22% of our employees have been employed for 10 years or more and an additional 18% have been employed for 20 years or more.  Longevity of employment results in less time and resources required for training new staff.  We believe that our high retention rate not only preserves institutional knowledge but fosters greater teamwork/productivity, increased revenue, better customer service and overall employee satisfaction.   We further believe that our high retention rate also strengthens our values as a true community bank.

Our executive offices are located at 2883 5th Avenue, Huntington, West Virginia 25702, telephone number (304) 525-1600 (facsimile number (304) 525-9701).

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Item 1A.  Risk Factors
Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control.  In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business and future results of operations.  To aid the reader in further understanding these risk, these factors have been grouped together by risks “Specific” to the Company and also “General” business risks.  The specific risk factors have been further sub-divided into types of risks to the Company, such as Credit Risk, Interest Rate Risk, Regulatory Risk and Operational Risk.  The order of these risks should not necessarily be interpreted as indicative of severity, likelihood or potential magnitude.
Specific Risk Factors by Category
Interest Rate Risk
Changes in interest rates could negatively impact the Company’s results of operations
The earnings of Premier, through the Affiliate Banks, are primarily dependent on net interest income, which is the difference between interest earned on loans and investments, and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies; domestic and international economic and political conditions; and, in particular, changes in the discount rate by the Board of Governors of the Federal Reserve System. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If Premier’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.  Given Premier’s current mix of assets and liabilities, a rising interest rate environment would have a slightly positive impact on Premier’s results of operations, because the Company has more interest bearing assets than interest bearing liabilities and the interest bearing assets will likely reprice at higher rates more quickly than interest-bearing liabilities.  However, a declining interest rate environment would have a negative impact on Premier’s results of operations.
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
December 31, 2020

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
Credit Risk
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
December 31, 2020

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
December 31, 2020

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
Regulatory Risk
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
December 31, 2020

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
Premier is a separate and distinct legal entity from Premier’s subsidiaries.  Premier receives nearly all of its revenue from dividends from its subsidiary banks, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Premier’s common and preferred shares.  The inability of Premier’s subsidiary banks to pay sufficient dividends to Premier could have a material adverse effect on its business.  Further discussion of Premier’s ability to pay dividends can be found under the caption “Regulatory Matters – Dividend Restrictions” in Item 1 of this Form 10-K and Note 20 to the consolidated financial statements.
The Company’s expenses will increase as a result of increases in FDIC insurance premiums.
The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 1.5 to 40 basis points of the institution’s assessment base.  The assessment base for banks similar to those owned by Premier is defined as the most recent quarterly average total assets of the bank less the quarterly average tangible equity of the bank.  In September 2020, the FDIC adopted a plan to restore its Deposit Insurance Fund’s (DIF) reserve ratio to at least 1.35% of reserves to total insured funds within eight years, as required under federal law.  The reserve ratio for the fund dropped to 1.3% (from a peak of 1.41% at the end of 2019) solely attributable to “extraordinary” growth in the base of insured savings, according to the FDIC.  If the risk category of either of the Affiliate Banks deteriorates or if the designated reserve ratio is deemed to not be on target to meet the minimum under the current plan, the Affiliate Banks’ FDIC insurance premiums could increase.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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
December 31, 2020

Operational Risk
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
December 31, 2020

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

General Risk Factors
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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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
December 31, 2020

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
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

COVID-19 Virus
National and local participation in a worldwide effort to curb the spread of the COVID-19 virus has resulted in and may continue to result in negative changes in the national and regional business climate in the geographic areas in which Premier operates. Many of the Risk Factors discussed above, which are outside of the Company’s control, may be influenced by actions responsive to efforts to curb the spread of the COVID-19 virus, the results of which are impossible to predict and could materially impact the Company’s business and future results of operations. These risk topics include, but are not limited to, “Regional economic changes in the Company’s markets”, “New or revised tax, accounting, and other laws, regulations, rules and standards”, “Extensive regulation and supervision”, “Changes in interest rates”, “Concentrations of commercial real estate and commercial business loans”, “Defaults by other larger financial institutions”, the “Allowance for loan losses may be insufficient”, “Changes in energy and natural resource markets”, “Extended disruption of vital infrastructure”, “Loss of large checking and money market deposit customers”, “Inability to hire and retain qualified employees”, “Market volatility”, and “the Availability of additional capital when needed”. The combination of any of these risk factors in this unprecedented time in world history could further compound the negative results to Premier’s business and future results of operations.

Item 1B.  Unresolved Staff Comments

None.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Item 2.  Properties - (continued)

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
December 31, 2020

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company's common stock is listed on the Nasdaq Global Market System under the symbol PFBI. At December 31, 2020, the Company had approximately 1,490 shareholders of record of its common shares.

The payment of dividends by the Company depends upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Banks.  At December 31, 2020 approximately $12.3 million was available for payment as dividends from the Banks to the Company without the need for regulatory approval. In considering the payment of dividends, the Board of Directors will take into account the Company's financial condition, results of operations, tax considerations, costs of expansion, industry standards, economic conditions and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks. See "REGULATORY MATTERS - Capital Requirements" for discussion on capital guidelines.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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

The following graph shows a comparison of cumulative total stockholder return on the Common Stock since December 31, 2015 with the cumulative total returns of both a broad equity market index and a published industry index.  The historical board equity market index chosen was the Russell 2000.  In 2016, Premier was added to the Russell 2000 index and a graph of the total return performance is included for comparison.  The published industry index chosen was the SNL ($1B-$5B) Bank Asset-Size Index.  The graph reflects historical performance only, which is not indicative of possible future performance of the Common Stock.

Premier Financial Bancorp, Inc.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Premier Financial Bancorp, Inc.	100.00	139.28	143.45	137.60	173.67	133.53
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Banks $1B-$5B Index	100.00	143.87	153.37	134.37	163.35	138.81

 Source:  S&P Global Market Intelligence © 2021

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Item 6.  Selected Financial Data

The following table presents consolidated selected financial data for the Company. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

(Dollars in thousands, except per share amounts)	At or for the Year Ended December 31
	2020	2019	2018	2017	2016
Earnings
Net interest income	$67,658	$66,901	$59,754	$57,488	$53,698
Provision for loan losses	3,450	1,250	2,315	2,499	1,748
Non-interest income	8,446	9,334	9,098	8,655	8,187
Non-interest expense	43,905	43,764	40,471	40,218	41,193
Income taxes	6,311	7,025	5,898	8,607	6,770
Net income	$22,438	$24,196	$20,168	$14,819	$12,174

Financial Position
Total assets	$1,945,822	$1,781,010	$1,690,115	$1,493,424	$1,496,193
Loans	1,214,378	1,195,295	1,149,301	1,049,052	1,024,823
Allowance for loan losses	13,516	13,542	13,738	12,104	10,836
Goodwill and other intangibles	52,064	53,016	52,908	38,746	39,720
Securities	421,190	390,754	365,731	278,466	288,607
Deposits	1,633,740	1,495,753	1,430,127	1,272,675	1,279,386
Other borrowings	33,827	26,803	33,381	28,310	32,679
Subordinated debt	5,475	5,436	5,406	5,376	5,343
Common equity	259,907	240,241	216,729	183,355	174,184

Per Common Share Data
Net income – basic	1.53	1.65	1.48	1.11	0.92
Net income - diluted	1.52	1.64	1.47	1.10	0.92
Book value	17.71	16.39	14.82	13.74	13.10
Tangible book value	14.16	12.77	11.20	10.84	10.11
Cash dividends	0.60	0.60	0.57	0.48	0.45

Financial Ratios
Return on average assets	1.20%	1.40%	1.30%	0.99%	0.82%
Return on average common equity	8.82%	10.45%	10.46%	8.13%	6.94%
Dividend payout	39.22%	36.36%	38.51%	43.24%	48.62%
Stockholders’ equity to total assets at period-end	13.36%	13.49%	12.82%	12.28%	11.64%
Average stockholders’ equity to average total assets	13.64%	13.43%	12.39%	12.18%	11.78%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Premier Financial Bancorp, Inc. ("Premier” or the “Company”) is a financial holding company headquartered in Huntington, West Virginia.  It operates two community bank subsidiaries, Premier Bank, Inc. (“Premier Bank”), a $1.350 billion bank headquartered in Huntington, West Virginia, and Citizens Deposit Bank and Trust, Inc. (“Citizens Deposit”), a $588 million bank headquartered in Vanceburg, Kentucky, each with a local orientation. The banks operate in thirty-eight communities within the states of West Virginia, Virginia, Ohio, Maryland and Kentucky plus the cities of Washington, DC and Richmond, Virginia.  Through these locations the banks provide their customers with a full range of banking services. On October 25, 2019, Citizens Deposit completed its purchase of the First National Bank of Jackson (“Jackson”), a $100.8 million community bank headquartered in Jackson, Kentucky, and merged Jackson into Citizens Deposit on that date.  As of December 31, 2020, Premier had approximately $1.946 billion in total assets, $1.214 billion in total loans, $1.634 billion in total deposits and $33.8 million in customer repurchase agreements.

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

Management's objective of a fair presentation of financial information is achieved through a system of internal accounting controls. The financial control system of Premier is designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are properly authorized and recorded in the financial records. As an integral part of that financial control system, the holding company employs a staff of internal auditors and contracts with professional consulting firms to perform internal audits of the financial records of each of the subsidiary banks on a periodic basis.  The internal audit manager reports the findings and recommendations highlighted by the internal audits to Premier’s audit committee as well as the audit committees of the subsidiary banks.  The activities of both the internal and external audit functions are reviewed by the audit committee of the Board of Directors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. Note 4 to the consolidated financial statements contains a significant level of analysis of the allowance for loan losses.  The Company maintains policies and procedures that address the systems of control over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the allowance for loan losses is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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
December 31, 2020

Business Acquisitions and Impairment of Goodwill

For acquisitions, Premier is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as real estate appraisals or valuations based on discounted cash flow analyzes or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

The loans acquired via the acquisition of Jackson on October 25, 2019 were recorded on the books of Premier at their estimated fair value.  The estimate of fair value included factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates required management's most difficult, subjective and complex judgments and are inherently uncertain.  Since the estimated fair value of these loans were believed to have accounted for the reasonably estimable credit risk in the loans, consistent with accounting guidance for acquisitions after 2008, there was no allowance for loan losses applied to the acquired loans at the date of acquisition.  However, in the event that different assumptions or conditions were to prevail due to uncertainties in the economy, the borrower’s ability to repay, or other factors, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

SUMMARY FINANCIAL RESULTS

Premier had net income of $22.438 million in 2020 compared to $24.196 million of net income in 2019 and $20.168 million of net income reported for 2018.  The operations of First Bank, acquired on October 12, 2018, were included for the full years of 2020 and 2019.  Furthermore, the operations of Jackson, acquired on October 25, 2019, were included in the operations of Premier in the last two months of 2019 and all of 2020.  Net income decreased in 2020, largely due to decreases in interest income and non-interest income, coupled with an increase in the provision for loan losses and a slight increase in non-interest expense.  These changes that negatively affected net income more than offset decreases in interest expense and income tax expense.  A majority of these changes were largely in response to changes in the economy related to the novel corona virus of 2019 (“COVID-19”), whether as a result of governmental stimulus to depositors and borrowers, Federal Reserve Board of Governors’ changes in interest rate policy to stimulate the economy and/or customer behavior in response to government guidelines aimed to minimize the spread of COVID-19.  Net income increased in 2019, largely due to increases in interest income and non-interest income as well as a decrease in the provision for loan losses.  These positive results more than offset increases in interest expense and non-interest expense.  Basic earnings per share were $1.53 in 2020 compared to $1.65 in 2019 and $1.48 in 2018.  The decrease in earnings per share in 2020 was largely the result of the decrease in net income.  The increase in earnings per share in 2019 was largely the result of the increase in net income.  Similar to the trend in basic earnings per share, diluted earnings per share were $1.52 in 2020 compared to $1.64 in 2019 and $1.47 in 2018.  On June 8, 2018, Premier issued a 5 for 4 stock split to shareholders of record on June 4, 2018.  Each shareholder received 1 additional share of common stock for every 4 shares of common stock already owned on the record date.  Outstanding shares and per share amounts prior to the payment date have been restated to reflect the additional shares issued as a result of the stock split to aid in the comparison to current period results.

The Analysis of Return on Assets and Equity table below comparatively illustrates the components of return on average assets (“ROA”) and return on average common equity (“ROE”) over the previous five years.  ROA measures how effectively Premier utilizes its assets to produce net income.  It also facilitates the analysis of earnings performance of different sized organizations.  Such analysis is particularly useful as Premier increases its operations via acquisition such as the purchase of Jackson on October 25, 2019, the purchase of First Bank on October 12, 2018, and the purchase of First National Bankshares Corporation (“Bankshares”) on January 15, 2016.  In 2016, with the acquisition of Bankshares, total assets increased to a total of $1.496 billion.  By the end of 2017 total assets declined slightly to $1.493 billion.  In 2018, with the acquisition of First Bank on October 12, 2018, total assets increased to $1.690 billion at December 31, 2018.  In 2019, with the acquisition of Jackson on October 25, 2019, total assets increased to $1.781 billion at December 31, 2019.  Total assets increased to $1.946 in 2020, due to an increase in liquid assets, such as cash and due from banks, interest-bearing bank balances and federal funds sold, funded by an increase in total deposits and customer repurchase agreements.  An increase in asset size will generally result in higher dollars of income earned and expenses incurred.  A detailed review of the components of ROA will help analyze Premier’s performance without regard to changes in its size.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Premier’s net income in 2020 resulted in ROA of 1.20%, a decrease from the 1.40% ROA in 2019 and the 1.30% ROA in 2018.  As shown in the table below, fully tax equivalent net interest income (as a percent of average earning assets) reached its highest level during the last five years in 2017 and again in 2019 at 4.18%.  In 2016, net interest income was 3.93% of average earning assets.  In 2017, net interest income increased to 4.18% of average earnings assets as changes in short-term interest rates and prime lending rates had a positive impact on yields earned on the investment portfolio, federal funds sold, interest-bearing bank balances and to some extent the loan portfolio.  In 2018, net interest income decreased slightly to 4.13% of average earning assets as the rates paid on interest-bearing liabilities, primarily interest-bearing deposits, increased more significantly than the increase in the yields earned on interest earning assets.  In 2019, net interest income returned to 4.18% of average earning assets, once again achieving its highest level reported in the five-year period.  While the rate paid on interest-bearing liabilities increased more than the yield on earning assets, the growth in non-interest bearing deposits as a funding source resulted in an increase in the net interest margin.  In 2020, net interest income decreased to 3.89% of average earning assets.  Earning yields dropped in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to help boost the national economy in response to the novel corona virus of 2019 ("COVID-19").  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates significantly reduced Premier’s earning yields on interest-bearing bank balances and federal funds sold.  The reduction in short-term interest rate also affected Premiers yield on its investment portfolio as reinvestment rates were significantly lower.  Loan yields also decreased due to loan rate repricing upon renewal, payoffs of higher yielding loans and customer requests for loan rate concessions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

To summarize the Company’s earnings results over the past five years beginning in 2016, short-term asset yields increased in response to the Federal Reserve Board of Governors’ decision to increase the target federal funds rate by 25 basis points in mid-December 2015, overall yield on earning assets still decreased by 22 basis points, largely due to the generally lower asset yields on the loans and investments acquired from Bankshares.  With only a minor decrease in the cost of interest-bearing liabilities, net interest income (as a percent of average earnings assets) decreased to 3.93%.  The provision for loan losses in 2016 (as a percent of average earning assets) reduced the net interest margin by 0.13%, decreasing net credit income to 3.80% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased slightly to 0.59% from the 0.61% reported in 2015, as Premier’s non-interest income decreased somewhat in proportion to the increase in total average earning assets in 2016, largely as a result of the acquisition of Bankshares in January 2016.  However, non-interest expense (as a percent of average earning assets) decreased even more than the decrease in non-interest income, dropping to 2.99% of average earning assets in 2016, compared to 3.05% of average earning assets in 2015.  The increase in non-interest expense in 2016, largely from the operations of Bankshares, was slightly lower in proportion to the increase in average earning assets, also resulting largely from the acquisition of Bankshares.  Income tax expense (as a percentage of average earning assets) decreased in 2016 to 0.49% as Premier’s decrease in net credit income, as a percentage of average earning assets, and higher level of tax exempt investment income resulted in a lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2016 return on average earning assets to 0.88% and decrease its return on average total assets (ROA) to 0.82%.

In 2017, the cumulative effect of continuing increases in the target federal funds rate throughout 2017 generally improved short-term earning asset yields as well as yields earned on investments and the loan portfolio.  The overall yield on earning assets increased by 23 basis points in 2017 while the cost of interest-bearing liabilities decreased by 1 basis point.  The result was an increase in net interest income (as a percentage of average earning assets) to 4.18%, the highest level in the five-year period presented.  The provision for loan losses in 2017 (as a percent of average earning assets) reduced the net interest margin by 0.18%, decreasing net credit income to 4.00% of average earning assets.  Non-interest income (as a percent of average earning assets) increased to 0.62% in 2017 as Premier’s non-interest income grew by 5.7% while the increase in average earning assets was modest at 0.6%.  Also improving the Company’s overall profitability in 2017, non-interest expenses (as a percent of average earning assets) decreased in 2017 to 2.90%.  Total non-interest expense decreased by $975,000, or 2.4%, in 2017, reducing the percentage of average earning assets to 2.90% for the year.  Income tax expense (as a percentage of average earning assets) increased in 2017 to 0.62% as Premier’s net credit income, non-interest income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to increase Premier's 2017 return on average earning assets to 1.07% and increase its return on average total assets (ROA) to 0.99%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

In 2019, the continued cumulative effect of increases in the target federal funds rate throughout 2018 improved earning asset yields as well as yields earned on purchases of investments.  The overall yield on earning assets increased by 24 basis points in 2019 as a result.  However, as short-term rates increased in 2018, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  The overall rate paid on interest-bearing liabilities increased by 28 basis points in 2019 as a result.  However, as the volume of average earnings assets exceeded the volume of average interest-bearing liabilities by $504.2 million, or 45.8%, Premier’s net interest margin increased by 5 basis points to 4.18% in 2019, up from the 4.13% earned in 2018.  The effect was that net interest income (as a percentage of average earning assets) once again achieved its highest level reported in the five-year period at 4.18%.  The lower provision for loan losses in 2019 (as a percent of average earning assets) reduced the net interest margin by 0.08%, decreasing net credit income to 4.10% of average earning assets.  Non-interest income (as a percent of average earning assets) decreased to 0.58% in 2019, as the 2.6% growth in Premier’s non-interest income was exceeded by the 10.6% increase in average earning assets in 2019.  Improving the Company’s overall profitability in 2019, non-interest expenses (as a percent of average earning assets) decreased to 2.72%.  Total non-interest expense in 2019 increased by 8.1% due to the operations of First Bank and Jackson in 2019.  This increase compares to the 10.6% increase in average earning assets and, as a result, reduced the percentage of average earning assets to 2.72% for the year.  Income tax expense (as a percentage of average earning assets) increased in 2019 to 0.44% as Premier’s net credit income and non-interest expense, as a percentage of average earning assets, each improved and resulted in higher ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to increase Premier's 2019 return on average earning assets to 1.51% and increase its return on average total assets (ROA) to 1.40%.

Finally in 2020, short-term asset yields decreased in response to the Federal Reserve Board of Governors’ decision to decrease the target federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The overall yield on earning assets decreased by 50 basis points in 2020 while the cost of interest-bearing liabilities decreased by 30 basis points.  The result was a decrease in net interest income (as a percentage of average earning assets) to 3.89%, the lowest level during the five-years presented in the table below.  The provision for loan losses in 2020 (as a percent of average earning assets) reduced the net interest margin by 0.20, decreasing net credit income to 3.69% of average earning assets.  Provision expense increased by $2.2 million largely to provide for estimated potential loan losses related to COVID-19.  Non-interest income (as a percent of average earning assets) decreased to 0.48% in 2020, the lowest level during the five-years presented in the table below.  The 9.5% reduction in Premier’s non-interest income was the result of decreases in customer overdrafts and electronic banking revenue due to customer behavior related to COVID-19.  Improving the Company’s overall profitability in 2020, non-interest expenses (as a percent of average earning assets) decreased to 2.51%, the lowest level during the five-years presented in the table below.  Although total non-interest expense increased by $141,000, or 0.3%, in 2020, average earning assets increased by 8.9% reducing the percentage of average earning assets to 2.51% for the year.  Income tax expense (as a percentage of average earning assets) decreased in 2020 to 0.36% as Premier’s pretax income, as a percentage of average earning assets, and resulted in lower ratio of income tax expense relative to average earning assets.  As illustrated in the table below, the overall result was to decrease Premier's 2020 return on average earning assets to 1.28% and decrease its return on average total assets (ROA) to 1.20%.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

ANALYSIS of RETURN ON ASSETS and EQUITY

	2020		2019		2018		2017		2016
As a percent of average earning assets
Fully taxable-equivalent net interest income	3.89%		4.18%		4.13%		4.18%		3.93%
Provision for loan losses	(0.20)		(0.08)		(0.16)		(0.18)		(0.13)
Net credit income	3.69		4.10		3.97		4.00		3.80
Non-interest income	0.48		0.58		0.63		0.62		0.59
Non-interest expense	(2.51)		(2.72)		(2.79)		(2.90)		(2.99)
Tax equivalent adjustment	(0.02)		(0.01)		(0.01)		(0.03)		(0.03)
Applicable income taxes	(0.36)		(0.44)		(0.41)		(0.62)		(0.49)
Return on average earning assets	1.28%		1.51%		1.39%		1.07%		0.88%
Multiplied by average earning assets to average total assets	0.94		0.93		0.93		0.93		0.93
Return on average assets	1.20%		1.40%		1.30%		0.99%		0.82%
Multiplied by average assets to average common stockholders’ equity	7.33X	7.33X	7.44X	7.44X	8.07X	8.07X	8.21X	8.21X	8.49X	8.49X
Return on average common equity	8.82%		10.45%		10.50%		8.14%		6.94%

As the ratio of Premier’s non-interest expenses to average earning assets decreased in 2020, so did Premier’s net overhead ratio (non-interest expense less non-interest income as a percent of average earning assets).  Premier’s net overhead ratio was 2.03% in 2020, compared to 2.14% in 2019, 2.16% in 2018, 2.28% in 2017, and 2.40% in 2016.  These ratios illustrate a trend in reducing the net operating costs of Premier in proportion to its average earning assets.  In 2016, average earning assets increased by 17.5%, primarily as a result of the acquisition of Bankshares.  However, while non-interest income increased by only 15.3%, non-interest expenses increased by 15.1%, a proportionately lower rate than the increase in average earning assets, thus reducing Premier’s net overhead ratio to 2.40% in 2016.  In 2017, average earning assets increased by only 0.6%, however, non-interest income increased by 5.7%, and non-interest expenses decreased by 2.4%, thus reducing Premier’s net overhead ratio to 2.28% in 2017.  In 2018, Premier’s net overhead ratio decreased even further as average earning assets increased by 4.9% while non-interest income increased by 5.1%, a proportionately larger increase.  Further improving Premier’s net overhead ratio in 2018, non-interest expense increased by only 0.6%.  The overall effect was to reduce Premier’s net overhead ratio to 2.16% in 2018.  In 2019, average earning assets increased by 10.6% while non-interest expense increased by only 8.1%, largely due to the operations of First Bank and Jackson in 2019.  The larger percentage increase in average earning assets caused the net overhead ratio to decrease.  However, non-interest income increased by only 2.6%, substantially offsetting this benefit.  The overall effect was to reduce Premier’s net overhead ratio to 2.14% in 2019.  Finally in 2020, average earnings assets increased by 8.9%.  While non-interest income decreased by 9.5%, non-interest expense increased by only 0.3%.  The overall effect was to reduce Premier’s net overhead ratio to 2.03% in 2020, the lowest level reported in the five-year period.  A lower net overhead ratio results in a greater portion of Premier’s net credit income flowing through to net income.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

A breakdown of Premier's financial results by quarter for the years ended December 31, 2020 and 2019 is summarized below.

QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)
	First	Second	Third	Fourth	Full Year
2020
Interest income	$18,644	$18,638	$18,491	$18,698	$74,471
Interest expense	2,302	1,829	1,517	1,165	6,813
Net interest income	16,342	16,809	16,974	17,533	67,658
Provision for loan losses	1,000	590	765	1,095	3,450
Net overhead	8,488	9,189	8,958	8,824	35,459
Income before income taxes	6,854	7,030	7,251	7,614	28,749
Net income	5,368	5,506	5,624	5,940	22,438
Basic net income per share	0.37	0.38	0.38	0.40	1.53
Diluted net income per share	0.36	0.37	0.38	0.40	1.52
Dividends paid per share	0.15	0.15	0.15	0.15	0.60

2019
Interest income	$19,064	$19,106	$19,308	$19,100	$76,578
Interest expense	2,229	2,451	2,530	2,467	9,677
Net interest income	16,835	16,655	16,778	16,633	66,901
Provision for loan losses	560	330	425	(65)	1,250
Net overhead	8,417	8,694	8,279	9,040	34,430
Income before income taxes	7,858	7,631	8,074	7,658	31,221
Net income	6,176	5,859	6,267	5,894	24,196
Basic net income per share	0.42	0.40	0.43	0.40	1.65
Diluted net income per share	0.42	0.40	0.43	0.40	1.64
Dividends paid per share	0.15	0.15	0.15	0.15	0.60

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

BALANCE SHEET ANALYSIS

Summary

A financial institution's primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of these assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining a financial institution's optimal profitability while maintaining a minimum amount of interest rate risk and credit risk. Information on rate-related sources and uses of funds for each of the three years in the period ended December 31, 2020, is provided in the table below.

In 2020, average earning assets increased by 8.9%, or $142.2 million, from 2019, following a 10.6%, or $153.4 million, increase in 2019 from 2018.  Average interest-bearing liabilities, the primary source of funds supporting the earning assets, increased by 5.8%, or $64.4 million, in 2020 from 2019.  The increase in 2020 follows a 9.6%, or $96.1 million, increase in 2019 from 2018.  Net interest income (as a percentage of average earning assets) in 2020 was 3.89% compared to 4.18% in 2019. This percentage is also referred to as the net interest margin.  Impacting the net interest margin in 2020 was the decrease in the average yield earned on interest earning assets which exceeded the decrease in the interest rate paid on interest-bearing liabilities.  The increase in average earning assets in 2020 was primarily the result of a $79.3 increase in average loans outstanding and a $$47.4 million increase in average investment securities partially offset by a $4.9 million decrease in federal funds sold.  The increases in average loans and average investment securities are largely due to the full year inclusion of the assets of Jackson, the purchase of additional securities throughout 2020, and the inclusion of the U.S. Treasury’s and Small Business Administration’s Paycheck Protection Program (“PPP”).  The increase in average interest-bearing liabilities in 2020 was largely due to a $62.9 million increase in average interest-bearing deposits and a $5.0 million increase in average short-term borrowings (primarily customer repurchase agreements).  These increases were partially offset by a $2.1 million decrease in average FHLB advances, and a $710,000 decrease in average long-term borrowings.  The majority of the increase in interest-bearing liabilities was the result of the full year inclusion of the liabilities of Jackson in 2020.  The increase in average earning assets in 2019 was primarily the result of a $97.4 increase in average loans outstanding, a $6.5 million increase in federal funds sold, and a $59.0 million increase in average investment securities. The increases in average loans and average investment securities are largely due to the full year inclusion of the assets of First Bank and the acquisition of Jackson on October 25, 2019. The increase in average interest-bearing liabilities in 2019 was largely due to a $96.2 million increase in average interest-bearing deposits and a $3.8 million increase in average FHLB advances. These increases were partially offset by a $700,000 decrease in average short-term borrowings (primarily customer repurchase agreements) and a $3.1 million decrease in average long-term borrowings. The majority of the increase in interest-bearing liabilities was the result of the full year inclusion of the liabilities of First Bank in 2019 and the acquisition of Jackson.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in thousands)
	2020			2019			2018
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
Assets:
Interest earning assets
U.S. Treasury and federal agency securities	$11,371	$595	5.23%	$23,836	$736	3.09%	$17,894	$309	1.73%
States and municipal obligations (1)	38,143	1,001	2.62%	13,948	481	3.45%	10,291	322	3.13%
Mortgage backed securities	358,044	7,393	2.06%	323,471	8,157	2.52%	276,051	6,491	2.35%
Other securities	7,909	221	2.79%	6,787	336	4.95%	4,809	222	4.62%
Total investment securities	415,467	9,210	2.22%	368,042	9,710	2.64%	309,045	7,344	2.38%
Federal funds sold	13,479	42	0.31%	18,385	409	2.22%	11,848	248	2.09%
Interest-bearing deposits ith banks	83,295	294	0.35%	62,852	1,323	2.10%	72,307	1,441	1.99%
Loans, net of unearned income (1)(3)(4)
Commercial	912,785	48,168	5.28%	823,603	46,448	5.64%	733,983	38,971	5.31%
Real estate mortgage	293,721	14,829	5.05%	303,191	16,572	5.47%	294,271	15,589	5.30%
Installment	29,640	2,283	7.70%	30,095	2,330	7.74%	31,281	2,409	7.70%
Total loans	1,236,146	65,280	5.28%	1,156,889	65,350	5.65%	1,059,535	56,969	5.38%
Total interest earning assets	1,748,387	74,826	4.28%	1,606,168	76,792	4.78%	1,452,735	66,002	4.54%
Allowance for loan losses	(13,422)			(13,815)			(13,058)
Cash and due from banks	23,107			22,856			25,478
Premises and equipment	36,676			36,864			25,784
Other assets	71,198			72,704			64,600
Total assets	$1,865,946			$1,724,777			$1,555,539

Liabilities and Equity:
Interest-bearing liabilities
NOW and money market	$476,740	816	0.17%	$411,717	1,324	0.32%	$378,617	958	0.25%
Savings deposits	283,059	366	0.13%	246,954	625	0.25%	240,071	581	0.24%
Certificates of deposit and other time deposits	370,482	5,209	1.41%	408,712	7,060	1.73%	352,511	3,905	1.11%
Total interest-bearing deposits	1,130,281	6,391	0.57%	1,067,383	9,009	0.84%	971,199	5,444	0.56%
Short-term borrowings	28,582	75	0.26%	21,710	70	0.32%	22,410	34	0.15%
Other borrowings	-	-	-	710	31	4.37%	3,809	156	4.10%
FHLB advances	2,053	64	3.12%	6,718	198	2.95%	2,958	81	2.74%
Subordinated debt	5,454	284	5.21%	5,420	369	6.81%	5,390	352	6.53%
Total interest-bearing liabilities	1,166,370	6,814	0.58%	1,101,941	9,677	0.88%	1,005,766	6,067	0.60%
Non-interest bearing deposits	433,567			379,312			352,565
Other liabilities	11,577			11,601			4,451
Common equity	254,432			231,923			192,757
Total liabilities and equity	$1,865,946			$1,724,777			$1,555,539

Net interest earnings (1)		$68,012			$67,115			$59,935
Net interest spread (1)			3.70%			3.90%			3.94%
Net interest margin (1)			3.89%			4.18%			4.13%

(1)	Taxable – equivalent yields are calculated assuming a 21% federal income tax rate for 2020, 2019, and 2018
(2)	Yields are calculated on historical cost except for yields on marketable equity securities that are calculated used fair value
(3)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans
(4)	Includes loans on non-accrual status

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Loan Portfolio

Premier’s loan portfolio is its largest and highest yielding component of average earning assets, totaling 70.7% of average earning assets during 2020.  Average loans increased in 2020 by $79.3 million, or 6.9%, over 2019 following a $97.4 million, or 9.2%, increase in 2019 over 2018.  The increase in 2020 is partially due to the $26.6 million from the acquisition of Jackson; otherwise average loans increased by $52.7 million, or 4.6%, as new loans originated including $72.4 million of U.S. Treasury’s and Small Business Administration’s Paycheck Protection Program (“PPP”) loans, exceeded scheduled loan principal payments, payoffs from borrowers, and payoffs due to the workout of problem loans.  Average loans outstanding in 2020, excluding PPP loans, decreased by $19.8 million, or 1.7%.  Average loans decreased by $10.8 million, or 7.3%, in Premier's Kentucky market, $10.5 million, or 5.7%, in Premier’s DC Metro market, decreased by $9.8 million, or 1.5%, in Premier’s West Virginia markets, and decreased  $2.4 million, or 4.8% in Premier’s rural Ohio market.  Conversely, average loans outstanding increased by $8.6 million, or 19.4%, in Premier’s Virginia markets and increased by $5.1 million, or 7.2%, in Premier's Cincinnati Metro market.

The SBA PPP loan program, as originally enacted, provided qualifying small business borrowers with a fixed rate loan bearing an interest rate of 1.00%, a 24-month maturity date, and payment deferrals for the first six months of the loan.  The loans required no collateral and are fully guaranteed, both principal and interest, by the Small Business Administration and the U. S. Treasury.  Loan amounts per borrower were limited to an amount approximating two and one-half months of their average payroll expense during the calendar year 2019.  A key feature of the loan program is that borrowers can receive repayment forgiveness by the SBA for the portion of their loan proceeds that were expended on certain employee payroll related costs and qualifying premises and equipment costs during the eight weeks following loan disbursement, up to 100% of the loan amount.  The program has since been modified to allow borrowers up to twenty-four weeks to expend the proceeds on those qualifying expenses.  Upon forgiveness, the bank would be reimbursed by the SBA for the forgiveness portion and any accrued interest thereon.  Any remaining balance would be repaid by the borrower over the remaining eighteen months to loan maturity.  A subsequent change to the program will allow borrowers an option to extend the repayment period up to 60 months.  In addition to the 1.00% stated interest rate, the SBA pays the loan originating bank a fee based upon a percentage of the loan amount.  The fee percentage decreases based upon a ladder of increases in the size of the loan.  Like all loan origination fees paid by borrowers, the fee is accreted into income over the life of the loan and is fully recognized when the loan is fully repaid.  Based upon the SBA PPP loans originated through December 31, 2020, Premier received origination fees from the SBA of approximately $4.5 million which is being deferred and accreted into loan interest income over the life of the SBA PPP loan portfolio.

In 2019, the $97.4 million increase in average loans was largely due to the acquisitions of First Bank and Jackson; otherwise average loans increased by $10.8 million, or 1.0%, as new loans originated exceeded scheduled loan principal payments, payoffs from borrowers, and payoffs due to the workout of problem loans.  Average loans outstanding in 2019 increased by $8.6 million, or 13.6%, in Premier’s Cincinnati Metro market and increased by $116.0 million, or 21.3%, in Premier’s West Virginia markets.  The increase in West Virginia included an approximately $79.1 million increase in average loans from the full year inclusion of the loans from the acquisition of First Bank early in the fourth quarter of 2018.  Otherwise, average loans in the West Virginia markets increased by $36.9 million, or 6.8%, in 2019 primarily due to loan demand in central and eastern West Virginia.  Average loans outstanding in Premier’s Virginia markets held steady in 2019, increasing by $91,000, or 0.2%.  Conversely, average loans outstanding decreased by $18.5 million, or 9.2%, in Premier’s DC Metro market; decreased by $3.5 million, or 6.5%, in Premier’s rural Ohio market.; and decreased by $5.4 million, or 3.5%, in Premier’s Kentucky market.  The overall decrease in Kentucky was partially offset by $7.4 million of average loans added via the acquisition of Jackson in the fourth quarter of 2019.  Otherwise, average loans in Kentucky markets decreased by $12.9 million, or 8.4%, in 2019 as loan payoffs exceeded new loan demand.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Total loans at December 31, 2020 increased by $19.1 million, or 1.6%, from the total at December 31, 2019.  This increase follows a $46.0 million, or 4.0%, increase in total loans in 2019 from the total at December 31, 2018.  The increase in 2020 is largely due to Premier's participation in the PPP loan program.  Premier originated $116.0 million of PPP loans during 2020.  Beginning in August, Premier began helping its borrowers submit applications for the loan forgiveness from the SBA.  Through the end of 2020, Premier received $54.8 million of SBA PPP loan forgiveness payments.  The net result was $61.2 million in SBA PPP loans at December 31, 2020.  Excluding the SBA PPP loans, total loans decreased by $42.1 million, or 3.5%, in 2020 as scheduled loan principal payments, payoffs from borrowers, and charge-offs and payoffs due to the workout of problem loans exceeded organic growth.  Outstanding loans decreased in Premier’s West Virginia markets by $35.0 million, or 5.2%; in Premier’s Kentucky markets by $23.2 million, or 12.9%; and in Premier’s rural Ohio markets by $3.0 million, or 6.3%.  These decreases in 2020 were partially offset by a $12.1 million, or 26.0%, increase in Premier's Virginia markets, a $4.6 million, or 6.2%, increase in Premier's Cincinnati Metro market, and a $1.6 million, or 0.1%, increase in Premier’s Kentucky market since year-end 2019.

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

Loans secured by real estate totaled 84.1% of Premier’s loan portfolio at December 31, 2020, down from 87.8% of total loans at December 31, 2019.  The decrease in the percentage was due to decreases in real estate construction and land development loans and residential real estate loans.  The decrease in these loans was partially offset by an increase in commercial real estate loans.  At December 31, 2019, loans secured by real estate totaled 87.8% of Premier’s loan portfolio, up from 87.4% of total loans at December 31, 2018.  The increase in the percentage was due to increases in real estate construction and land development loans and commercial real estate loans. The increase in these loans was partially offset by a decrease in residential real estate loans as a percentage of the total loan portfolio, primarily due to the lower percentage of residential real estate loans added to the portfolio from the acquisition of Jackson.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Premier’s residential real estate mortgage loans generally do not exceed 80% of the value of the real property securing the loan at the time of origination. The residential real estate mortgage loan portfolio primarily consists of adjustable rate residential mortgage loans. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  The loan portfolio acquired via the acquisition of Jackson consisted of approximately $15.2 million of residential real estate mortgage loans, or 36.4% of the Jackson total loan portfolio.  The loan portfolio acquired via the acquisition of First Bank consisted of approximately $42.4 million of residential real estate mortgage loans, or 37.0% of First Bank’s total loan portfolio.  The loan portfolio acquired via the acquisition of Bankshares consisted of approximately $56.7 million of residential real estate mortgage loans, or 41.3% of the Bankshares total loan portfolio.  Premier still facilitates fixed rate mortgage originations but a majority of these are sold in the secondary market via third party vendors whereby Premier receives a portion of the commission.  Premier has not engaged in the solicitation of so-called “sub-prime” mortgages.  Commercial loans, including commercial real estate secured loans, are generally made to small-to-medium size businesses located within a defined market area and typically are secured by business assets and guarantees of the principal owners. Additional risks of loss are associated with commercial lending, such as the potential for adverse changes in economic conditions or the borrowers' ability to successfully execute their business plans. Consumer loans generally are made to individuals living in Premier's defined market area who are known to the local bank's staff.  Consumer loans are generally made for terms of up to seven years on a secured or unsecured basis; however longer terms may be approved in certain circumstances and for revolving credit lines. While consumer loans generally provide the Company with increased interest income, consumer loans may involve a greater risk of default.

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

The following loan summary table presents a five year comparison of loans by type. With the exception of those categories included in the comparison, there are no loan concentrations which exceed 10% of total loans. Additionally, Premier's loan portfolio contains no loans to foreign domiciled borrowers, nor does it have a material volume of highly leveraged transaction lending.

Total non-performing assets, which consist of past-due loans on which interest is not being accrued (“non-accrual loans”), foreclosed properties in the process of liquidation (“OREO”), loans with restructured terms offering a concession to enable a delinquent borrower to repay (“troubled debt restructurings”) and accruing loans past due 90 days or more, were $24.9 million, or 1.28% of total assets at year-end 2020  These amounts compare to $31.9 million of total non-performing assets, or 1.79% of total assets at year-end 2019 and $38.8 million of total non-performing assets, or 2.30% of total assets at year-end 2018.  The $7.0 million, or 21.9%, decrease in non-performing assets in 2020 from year-end 2019 was largely due to a $5.4 million decrease in non-accrual loans and a $2.6 million decrease in accruing troubled debt restructured loans.  These decreases were partially offset by a $973,000 increase in OREO and a $104,000 increase in loans past due 90 days or more.  At this time management believes the loans are well collateralized and all principal outstanding on the loans should be collected over time through the bank’s collection efforts.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

LOAN SUMMARY
(Dollars in thousands)
	As of December 31
	2020	%	2019	%	2018	%	2017	%	2016	%
Summary of Loans by Type
Commercial, secured by real estate	$549,758	45.3%	$523,958	43.8%	$493,937	43.0%	$451,433	43.0%	$443,832	43.3%
Commercial, other	90,062	7.4	105,079	8.8	103,624	9.0	78,259	7.5	76,736	7.5
SBA PPP	61,169	5.0	-	-	-	-	-	-	-	-
Real estate construction and land development	92,648	7.6	136,138	11.4	128,926	11.2	139,012	13.2	117,828	11.5
Real estate mortgage	378,659	31.2	389,985	32.6	381,027	33.2	338,829	32.3	342,294	33.4
Agricultural	1,410	0.1	1,860	0.2	2,233	0.2	1,631	0.2	1,383	0.1
Consumer	23,984	2.0	29,007	2.4	27,688	2.4	28,293	2.7	30,916	3.0
Other	16,688	1.4	9,268	0.8	11,866	1.0	11,595	1.1	11,834	1.2
Total loans	$1,214,378	100.0%	$1,195,295	100.0%	$1,149,301	100.0%	$1,049,052	100.0%	$1,024,823	100.0%

Non-performing Assets
Non-accrual loans	$8,996		$14,437		$17,448		$15,246		$25,747
Accruing loans which are contractually past due 90 days or more	2,332		2,228		1,086		3,391		1,999
Accruing troubled debt restructurings	398		3,020		6,283		12,584		8,268
Total non-performing and restructured loans	11,726		19,685		24,817		31,221		36,014
Other real estate acquired through foreclosures	13,215		12,242		14,024		19,966		12,665
Total non-performing and restructured loans and other real estate	$24,941		$31,927		$38,841		$51,187		$48,679

Non-performing and restructured loans as a % of total loans	0.97%		1.65%		2.16%		2.98%		3.51%
Non-performing and restructured loans and other real estate as a % of total assets	1.28%		1.79%		2.30%		3.43%		3.25%

Allocation of Allowance for Loan Losses
Commercial, other	$1,812	13.9%	$1,946	9.8%	$2,152	10.2%	$1,226	8.8%	$1,243	8.8%
Real estate, construction	946	7.6	1,724	11.4	2,255	11.2	2,408	13.2	1,397	11.5
Real estate, other	10,532	76.5	9,591	76.4	8,980	76.2	8,142	75.3	7,849	76.7
Consumer installment	226	2.0	281	2.4	351	2.4	328	2.7	347	3.0
Total	$13,516	100.0%	$13,542	100.0%	$13,738	100.0%	$12,104	100.0%	$10,836	100.0%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Total non-performing loans decreased by $8.0 million in 2020 largely due to a $5.4 million decrease in non-accrual loans and a $2.6 million decrease in accruing troubled debt restructured loans.  The decrease in non-accrual loans is largely due to two relationships totaling $5.1 million that were foreclosed upon and moved to OREO resulting in $2.8 million of charge-offs on these relationships and principal payments on non-accrual loans.  The decrease in accruing troubled debt restructured loans was primarily the result of principal payments and payoffs in 2020.  Total non-performing assets decreased in 2020 due to the decrease in non-performing loans which was partially offset by a $973,000 increase in other real estate owned acquired through foreclosure ("OREO").  The increase in OREO was mainly due to the two non-accrual loan relationships moved to OREO mentioned above.  These increases in OREO have been partially offset by sales and $677,000 of writedowns on OREO properties during 2020.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms.  During 2020, approximately $149,000 of interest income was recognized on non-accrual loans, including approximately $7,000 of accelerated purchase discount recognized as income.  This amount compares to approximately $653,000 that would have been recognized on non-accrual loans during 2020 in accordance with the original terms of the loans.

The decrease in total non-performing assets in 2019 from year-end 2018 was partially due to a $1.8 million decrease in OREO largely due to the fourth quarter 2019 sale of one of the largest OREO properties held and the additional writedown on the largest property held. The $3.3 million decrease in accruing troubled debt restructured loans was the result of principal payments and payoffs on these loans during 2019. There were no new troubled debt restructurings that occurred in 2019. The $3.0 million decrease in non-accrual loans was largely due to $3.6 million of payoffs on two of the larger non-accrual loans and principal payments on non-accrual loans. The decreases in non-accrual loans were partially offset by approximately $439,000 of loans from the Jackson acquisition that were on non-accrual status at the end of 2019.  Although loans may be classified as non-performing, some continue to pay interest irregularly or at less than originally contracted terms. During 2019, approximately $724,000 of interest income was recognized on non-accrual loans, including approximately $147,000 of accelerated purchase discount recognized as income, largely due to full payoffs received on non-accrual loans during the year. This amount compares to approximately $950,000 that would have been recognized on non-accrual loans during 2019 in accordance with the original terms of the loans.

Current accounting guidance adopted by Premier in 2009 does not permit an acquirer to carry over the purchased entity’s allowance for loan losses.  Instead, under current accounting guidance, all acquired loans are recorded at their net estimated fair value.  The estimate of fair value on all loans acquired, but particularly on non-performing loans, includes factors for the measurement of credit risk, interest rate risk and re-salability in the most advantageous market for the loans in an orderly transaction between market participants.  These estimates typically include significant discounts on the non-accrual loans and purchased credit impaired loans.  These estimates require management's most difficult, subjective and complex judgments and are inherently uncertain.  However, since the estimated fair value of the acquired loans includes an estimate of credit risk in the loans, no allowance for loan losses is recorded at the date of acquisition.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

With the acquisition of Jackson on October 25, 2019, no allowance for loan losses recorded on Jackson's balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At September 30, 2019, just prior to Premier’s acquisition, Jackson reported a collective allowance for loan losses of approximately $236,000.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $938,000 discount to the contractual amounts receivable on the loans at acquisition.  Likewise, in the acquisition of First Bank on October 12, 2018, no allowance for loan losses recorded on First Bank’s balance sheet prior to that date was carried over to Premier’s allowance for loan losses.  At September 30, 2018, just prior to Premier’s acquisition, First Bank reported a collective allowance for loan losses of approximately $2.0 million.  In contrast, Premier recorded the estimated fair value of the acquired loan portfolio at an estimated $4.6 million discount to the contractual amounts receivable on the loans at acquisition.

The fair value adjustments recorded on the Jackson and First Bank acquired loan portfolios are allocated per loan.  The adjustments can be used to offset any charge-offs of the uncollectible portion of the contractual amount due on non-performing assets, or accreted into interest income using a level yield method on performing loans.  Should Premier collect the full contractual amount due, any remaining fair value discount is recognized as interest income at the time of payoff.  In its evaluation of the acquired Jackson loan portfolio, management determined that $1.7 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the portfolio evaluated under the collectively impaired standard.  In its evaluation of the acquired First Bank loan portfolio, management determined that $9.9 million of the loans acquired would meet the definition of a purchase credit impaired loan, with the remainder of the portfolio evaluated under the collectively impaired standard.  Additional information on loans purchased with evidence of deteriorated credit quality is contained in Note 4 to the consolidated financial statements.

Management believes the estimated probable incurred losses related to delinquent loans to be adequately provided for in the allowance for loan losses.  As management's efforts to collect on all of the Company’s non-performing assets continue, matured loans are only renewed using Premier's strengthened credit policies. Otherwise, loans may be carried as accruing loans that are greater than 90 days past due or placed on non-accrual status and foreclosure proceedings begun to obtain and liquidate any collateral securing the past due or matured loans.  In 2018, a large provision for loan losses was recorded in the first quarter primarily to provide for additional identified credit risk on impaired loans in Premier’s commercial real estate and construction loan portfolios. In 2019, provisions for loan losses were fairly consistent during the first three quarters, under Premier’s analysis of credit risk in the loan portfolio.  In the fourth quarter of 2019, Premier recorded a small negative provision for loan losses in response to a lower overall credit risk calculation for the loan portfolio at year-end.  In 2020, Premier recorded large provisions for loan losses in the first, third, and fourth quarter to provide for additional credit risk identified due to COVID-19.  As previously demonstrated by Premier’s history, management is committed to continuing to reduce its level of non-performing assets and maintaining strong underwriting standards to help maintain a lower level of non-performing assets in the future.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The Loan Summary table above presents five years of comparative non-performing asset information. Other than these loans and the impaired loans discussed in Note 4 to the consolidated financial statements, Premier does not have a significant volume of loans where management has serious doubts about the borrowers’ ability to comply with the present repayment terms of the loan.

In accordance with the CARES Act, regulatory guidance was issued that clarified the accounting for loan modifications made by banks on a good faith basis in response to COVID-19 that would normally be considered Troubled Debt Restructurings (“TDRs”) to be exempt from the TDR rules.  To qualify under the CARES Act, a loan could not be past due at the time the payment modification was granted.  Premier has made payment modifications on loans to borrowers who were current on their loan prior to the CARES Act, including short-term periods (generally 90-days or less) of full payment deferrals and/or short-term periods of requiring payments of interest-only.  Modifications of loan terms under the CARES Act have been extended depending on individual borrower’s circumstances.  These rules were originally set to expire at the end of 2020 but have been extended for another year to the end of 2021.  Additional information regarding the amount and types of loans as of December 31, 2020 that have some level of remaining payment modification under the CARES Act can be found in Note 4 of the consolidated financial statements.

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

During 2020, Premier recorded $677,000 of write-downs of OREO properties, which was partially offset by $88,000 of net gains on the disposition of OREO properties in 2020.  During 2019, Premier recorded $1.2 million of write-downs of OREO properties, which was partially offset by $191,000 of net gains on the disposition of OREO properties in 2019.  The write-downs recorded in 2020 and 2019 were largely in response to updated appraised values or adjustments in the net realizable value based upon actual sale contracts on properties held to reflect expected net realizable values upon liquidation.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

A loan is categorized and reported as impaired when it is probable that the borrower will be unable to pay all of the principal and interest amounts according to the contractual terms of the loan agreement.  In determining whether a loan is impaired, management considers such factors as past payment history, recent economic events, current and projected financial conditions and other relevant information that is available at the time.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is deemed to be impaired, an evaluation of the amount of estimated loss is performed, assessing the present value of estimated future cash flows using the loan’s existing rate or assessing the fair and realizable value of the loan collateral if repayment is expected solely from the collateral.  The estimation of loss is assigned to the impaired loan and is used in determining the adequacy of the allowance for loan losses. For impaired loans, this estimation of loss is reevaluated quarterly and, if necessary, adjusted based upon the then current known facts and circumstances related to the loan and the borrower.  Additional information on Premier’s impaired loans is contained in Note 4 to the consolidated financial statements.

The sum of the calculations and estimations of the risk of loss in the loan portfolio is compared to the recorded balance of the allowance for loan losses. If the total allowance is deemed to be inadequate, a charge to earnings is recorded to increase the allowance.  Conversely, should an evaluation of the allowance result in a lower estimate of the risk of loss in the loan portfolio and the allowance is deemed to be more than adequate, a reversal of previous charges to earnings (“a negative provision”) may be warranted in the current period. Events that may lead to negative provisions include greater than anticipated recoveries, a reduction in the historical loss ratios, securing more collateral on an impaired loan during the collection process, or receiving a substantial principal payment or payment in full on an impaired loan.  In 2020, Premier recorded a provision for loan losses of $3.5 million compared to $1.3 million of provision for loan losses recorded in 2019, and a $2.3 million of provision for loan losses in 2018.

At December 31, 2020, the allowance for loan losses was $13.5 million, or 1.11% of total year-end loans, compared to an allowance for loan losses of $13.5 million, or 1.13% of total loans at December 31, 2019.  The decrease in the percentage of allowance to total loans at year-end is largely due to the $61.2 million of PPP loans in the portfolio at December 31, 2020.  These loans have 100% guarantee by the SBA and, therefore, no allowance for loan losses is allocated to these loans.  Excluding PPP loans, the $13.5 million allowance at December 31, 2020 is 1.17% of the total remaining non-PPP portfolio loans.  The amount of allowance allocated to individually impaired loans decreased by approximately $2.1 million in 2020.  The amount of loans identified as impaired decreased by $7.0 million, or 61.2%, since year-end 2019 largely due to two owner occupied commercial real estate loans and one multifamily residential loan.  These three loans were partially charged-off  in 2020 and the remaining outstanding balance was transferred to OREO.

The amount of allowance allocated to collectively evaluated loans increased by approximately $2.1 million.  Additional allowance was allocated to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of COVID-19.  Premier added approximately $2.5 million to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown.  The ratio of allowance assigned to collectively evaluated loans increased to 1.04% at December 31, 2020 compared to 0.89% at December 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The “Summary of Loan Loss Experience” table below provides a more detailed history of the allowance for loan losses, illustrating charge-offs and recoveries by loan type, and the annual provision for loan losses over the past five years.  In 2016, net charge-offs were significantly less when compared to 2015, largely due to a decrease in gross charge-offs.  Combined with the increase in average total loans in 2016, the lower level of net charge-offs reduced the ratio of net charge-offs to average loans outstanding to half of the amount in 2015 at 0.06%.  In 2017, net charge-offs were significantly higher than 2016 largely due to one large multifamily real estate charge-off upon foreclosure when that loan was moved into OREO and relatively low net charge-offs in 2016.  The increased collection efforts by the banks also helped increase gross recoveries in 2017.  The increase in net charge-offs in 2017 increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.  In 2018, net charge-offs were significantly less when compared to 2017, largely due to a decrease in gross charge-offs.  The collection efforts by the banks in 2018 maintained gross recoveries consistent with the prior year.  The decrease in net charge-offs in 2018 decreased the ratio of net charge-offs to average loans outstanding to 0.06%, the lowest level during the five years presented in the table.  In 2019, net charge-offs were significantly greater when compared to 2018, largely due to an increase in gross charge-offs and a reduction in recoveries from one large recovery in 2018.  The increased net charge-offs increased the ratio of net charge-offs to average loans outstanding to 0.12%, which still remains relatively low.  In 2020, net charge-offs were significantly greater than 2019 largely due to an increase in gross charge-offs that more than offset a small increase in recoveries and an increase in average total loans.  Gross charge-offs increased largely due to a third quarter 2020 foreclosure on one multifamily real estate property from a previously identified impaired loan relationship that also resulted in a $2,183,000 loan charge-off, and a first quarter 2020 foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $566,000 loan charge-off.  The increased net charge-offs increased the ratio of net charge-offs to average loans outstanding to 0.28%, which still remains relatively low.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

In 2016, the provision for loan losses was $1,748,000, largely to provide for an increase in credit risk as a result of internal loan growth, as loans outstanding increased by an additional $42.2 million, or 5.0%, after excluding the $132.8 million of loans acquired via the acquisition of Bankshares and also due to an estimate of potential loan losses related to flash flooding that occurred in some of Premier’s West Virginia markets during the last week of June, 2016.  In 2017, the provision for loan losses increased to $2,499,000, largely due to additional specific reserves on individually impaired loans and to also provide for the increase in internal loan growth.  Due to substantial assistance from both public and private sources to the regions of West Virginia affected by the flooding, Premier’s actual loan loss experience related to the flooding was minor, and in 2017 management reduced its estimate of potential loan losses believing the affected geographic areas demonstrated no more additional credit risk than that of the other general economic areas served by Premier’s branch network.  As a result, much of the initial provision for loan losses related to the flooding was reversed in 2017 and helped offset additional provisions for loan losses related to individually impaired loans and increases in estimates of potential losses from declining economic activity in southern and central West Virginia.  In 2018, the provision for loan losses decreased to $2,315,000, and provided for the additional specific reserves on individually impaired loans and provided for an increase in credit risk on collectively evaluated commercial and industrial loans.  These increases were partially offset by decreases in provision for loan losses on residential real estate loans and construction and land development loans.  Management updated its policies regarding estimation of probable incurred losses in the first quarter of 2018.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The result was a reduction in the amount of the allowance attributed to collectively impaired residential real estate and multifamily real estate loans and an increase in the amount of allowance attributed to collectively impaired commercial and industrial loans, consumer, construction, and all other loans.  In 2019, the provision for loan losses decreased to $1,250,000 as provisions for the increase in specific reserves on individually impaired loans and increases in total loans outstanding were partially offset by a decrease in the allowance allocated to collectively evaluated loans discussed above.  Finally in 2020, the provision for loan losses increased to $3,450,000, primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of COVID-19.  Premier added approximately $2,503,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown, such as lodging, restaurants, amusement, non-owner occupied rental real estate, religious and civic organizations, personal services, and retail stores.  Furthermore, additional risk-weighting was given to loans in all industries where the borrower currently remains on either an interest-only payment deferral period or a full principal and interest payment deferral period as permitted under the CARES Act.  Due to government intervention efforts to stimulate the economy and maintain personal and business liquidity, the extent, if any, of the impact of the economic slowdown on such industries may not be known for quite some time in the future.   Management will continue to monitor past due and non-performing loans and work with borrowers within the permitted guidance provided by federal and state banking supervisory regulators to assist borrowers to avoid defaulting on their loans.  The remaining additional provision expense not related to Potential COVID-19 Losses was a result of Premier’s normal analyzes of the credit risk identified within the loan portfolio which were partially offset by reductions in estimated credit risk resulting from decreases in higher-risk loans outstanding.  Additional details on the activity in the allowance for loan losses as well as past due and non-performing loans, including loans individually evaluated for impairment, is contained in Note 4 to the consolidated financial statements.

Premier proactively pursues past due loans in an effort to bring those loans back to current status.  If these efforts fail and a past due loan becomes a non-performing loan, Premier’s policies for determining the adequacy of the allowance for loan losses are used to determine the estimated potential loss on the loan.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk. Premier continually evaluates the adequacy of its allowance for loan losses, and changes in the provision are based on the current estimated probable incurred losses in the loan portfolio.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Net charge-offs in 2020 totaled $3,476,000, as $3,782,000 of loans charged-off were partially offset by $306,000 of recoveries on loans previously charged-off.  Net charge-offs in 2019 totaled $1,446,000, as $1,716,000 of loans charged-off were partially offset by $270,000 of recoveries on loans previously charged-off.  Net charge-offs in 2018 totaled $681,000, as $1,368,000 of loans charged-off were partially offset by $687,000 of recoveries on loans previously charged-off.

In 2020, total charge-offs increased by $2,066,000 to $3,782,000, or 0.31% of average total loans.  Charge-offs increased in real estate construction loans, real estate loans, and consumer installment loans but decreased in commercial, financial, and agricultural loans.  The majority of the increase was in real estate loans, up $2,423,000 to $3,252,000 for the year and was largely due to a third quarter 2020 foreclosure on one multifamily real estate property from a previously identified impaired loan relationship that also resulted in a $2,183,000 loan charge-off, and a first quarter 2020 foreclosure on one commercial real estate property from a previously identified impaired loan relationship that also resulted in a $566,000 loan charge-off.  In 2019, total charge-offs decreased by $348,000 to $1,716,000, or 0.15% of average total loans.  Charge-offs increased in real estate loans and consumer installment loans, but decreased in commercial, financial, and agricultural loans and real estate construction loans.  The majority of the increase was in real estate loans, up $431,000 to $829,000 for the year.  The majority of this increase was due to a small number of loans that had large charge-off activity on residential real estate loans in 2019.  In 2018, total charge-offs decreased by $535,000 to $1,368,000, or 0.13% of average total loans.  Charge-offs decreased in all categories of loans except for commercial, financial, and agricultural loans, which increased by $298,000 to $794,000 for the year.  The majority of the decrease was due to lower charge-off activity on residential and multifamily real estate loans, real estate construction loans, and consumer installment loans in 2018.  In 2017, total charge-offs increased by $893,000 to $1,903,000, or 0.18% of average total loans.  Charge-offs increased in all categories of loans except for consumer installment loans, which decreased by $62,000 to $278,000 for the year.  The majority of the increase was due to a large multifamily real estate loan charge-off in 2017 that resulted in foreclosure.  Otherwise, charge-offs were higher due to charge-off activity on commercial, real estate, and real estate construction loans in 2017.  In 2016, total charge-offs decreased by $1,086,000 to $1,010,000, or 0.10% of average total loans.  Charge-offs decreased in all categories of loans except for consumer installment loans, which increased by $131,000 to $340,000 for the year.  The comparative decrease in 2016 was due to a large construction real estate loan charge-off in 2015 that resulted in foreclosure.  Otherwise, charge-offs were only slightly lower due to charge-off activity on commercial loans in 2016.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)
	For the Year Ended December 31
	2020		2019		2018		2017		2016
Allowance for loan losses beginning of period	$13,542		$13,738		$12,104		$10,836		$9,647
Amounts charged off:
Commercial, financial and agricultural loans	222		680		794		496		347
Real estate construction loans	114		14		20		129		-
Real estate loans – other	3,252		829		398		1,000		323
Consumer installment loans	194		193		156		278		340
Total charge-offs	3,782		1,716		1,368		1,903		1,010

Recoveries on amounts previously charged-off:
Commercial, financial and agricultural loans	160		163		169		236		172
Real estate construction loans	57		-		400		10		143
Real estate loans – other	32		65		60		299		50
Consumer installment loans	57		42		58		127		86
Total recoveries	306		270		687		672		451

Net charge-offs	3,476		1,446		681		1,231		559
Provision for loan losses	3,450		1,250		2,315		2,499		1,748

Allowance for loan losses, end of period	$13,516		$13,542		$13,738		$12,104		$10,836

Average total loans	$1,236,146		$1,156,889		$1,059,535		$1,045,894		$1,003,528
Total loans at year-end	1,214,378		1,195,295		1,149,301		1,049,052		1,024,823

As a percent of average loans
Net charge-offs	0.28%		0.12%		0.06%		0.12%		0.06%
Provision for loan losses	0.28%		0.11%		0.22%		0.24%		0.17%
Allowance for loan losses	1.09%		1.17%		1.30%		1.16%		1.08%

As a percent of total loans at year-end
Allowance for loan losses	1.11%		1.13%		1.20%		1.15%		1.06%

As a multiple of net charge-offs
Allowance for loan losses	3.89X	3.89X	9.37X	9.37X	20.17X	20.17X	9.83X	9.83X	19.38X	19.38X
Income before tax and provision for loan losses	9.26X	9.26X	22.46X	22.46X	41.68X	41.68X	21.06X	21.06X	37.02X	37.02X

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Although management believes it has identified the significant remaining credit risk in the loan portfolio, additional charge-offs may be recorded in the coming months due to the level of non-performing loans and the resolution of collection efforts on those loans.  Premier continues to make a significant effort to reduce its past due and non-performing loans by reviewing loan files, using the courts to bring borrowers current with the terms of their loan agreements and/or the foreclosure and sale of OREO properties.  As in the past, when these plans are executed, Premier may experience increases in non-performing loans and non-performing assets. Furthermore, any resulting increases in loans placed on non-accrual status will have a negative impact on future loan interest income.  Also, as these plans are executed, other loans may be identified that would necessitate additional charge-offs and potentially additional provisions for loan losses.  Premier continues to monitor and evaluate the impact that national housing market prices may have on its local markets and collateral valuations as management evaluates the adequacy of the allowance for loan losses.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia and Cincinnati, Ohio markets, fluctuations in commercial real estate values are also monitored.  Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.  A resulting decline in employment could increase non-performing assets from loans originated in these areas. In each of the last five years, Premier sold some OREO properties at a gain while other OREO properties have required subsequent write-downs to net realizable values.  These factors are considered in determining the adequacy of the allowance for loan losses.  For additional details on the activity in the allowance for loan losses, impaired loans, past due and non-accrual loans, and restructured loans, see Note 4 to the consolidated financial statements.

The following table presents the maturity distribution and interest sensitivity of selected loan categories at December 31, 2020.  Maturities are based upon contractual terms.

LOAN MATURITIES and INTEREST SENSITIVITY
December 31, 2020
(Dollars in thousands)
	Projected Maturities*
	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial, secured by real estate	$122,747	$373,984	$53,027	$549,758
Commercial, other	37,378	110,913	2,940	151,231
Real estate construction	36,946	45,607	10,095	92,648
Agricultural	253	1,134	23	1,410
Total	$197,324	$531,638	$66,085	$795,047

Fixed rate loans	$54,795	$217,178	$14,313	$286,286
Floating rate loans	142,529	314,460	51,772	508,761
Total	$197,324	$531,638	$66,085	$795,047

Fixed rate loans projected to mature after one year				$231,491
Floating rate loans projected to mature after one year				366,232
Total				$597,723

(*)  Based on scheduled or approximate repayments

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Investment Portfolio and

Other Earning Assets

Investment securities averaged $415.5 million in 2020, up $47.5 million, or 12.9%, from the $368.0 million averaged in 2019.  This increase follows a $59.0 million, or 19.1%, increase in 2019 from the $309.0 million averaged in 2018.  The increase in 2020 is largely attributable to net investment purchases from the increase in surplus funds resulting from the increase in deposits and short-term borrowings, as well as the full year inclusion of the investment securities from the acquisition of Jackson acquired on October 25, 2019.  During 2020, Premier purchased approximately $184.3 million of investment securities, primarily mortgage-backed securities, which more than offset the $158.4 million of investments that were called or matured (including principal payments on collateralized mortgage obligations (“CMO’s”) and mortgage backed securities (“MBS’s”)) during the year.  At December 31, 2019 average investments totaled $368.0 million, up $59.0 million, or 19.1%, from the $309.0 million of investments at December 31, 2018.  The increase in 2019 is largely attributable to the full year inclusion of the investment securities from the acquisition of First Bank and the investment portfolio of Jackson acquired on October 25, 2019.  Although the purchases of investments in 2019 did not exceed the total proceeds from maturities, calls, and paydowns of investments in 2019, the higher balance of investments at the beginning of 2019 also contributed to the higher average balance outstanding in 2019.  The balance of investments at December 31, 2019 increased by $25.0 million, or 6.8%, from the year-end 2018 balance, largely due to the $44.7 million investment portfolio acquired from Jackson.  Otherwise, investments decreased by $19.7 million, or 5.4%, at year-end 2019.  During 2019, only $66.7 million of new investments were purchased although $95.0 million of proceeds were received from maturities, calls, and paydowns of investments in 2019.  The surplus funds were used primarily to satisfy net deposit withdrawals, supplement the funds used in the purchase of Jackson and fund the increase in loans outstanding during the year.  The increase in average investment securities in 2018 is partially attributable to the acquisition of First Bank as well as purchases of investments in 2018 exceeding the total proceeds from maturities, calls, and paydowns of investments in 2018.

Investment securities are highly liquid and generally have a greater yield than interest-bearing bank balances or federal funds sold.  However, their longer investment term generally results in greater interest rate risk over other short-term investments.  As market interest rates decrease, issuers of investment securities routinely invoke call features of their securities and reissue new bonds at lower coupon rates.  To offset some of the effects of interest rate risk in the investment portfolio, Premier purchases CMO’s and MBS’s issued by government sponsored agencies. These investments return a portion of the principal each month coinciding with the monthly principal payments made by mortgage borrowers collateralizing the securities.  It is the monthly return of principal that would allow Premier to take advantage of any rise in market interest rates by investing the principal payments in future higher-yielding securities or loans long before the final maturity date of the CMO or MBS.  An added feature of these CMO’s and MBS’s is that the securities are not subject to early call provisions.  Only the mortgagees’ prepayment of their underlying mortgages can accelerate the principal reduction on the investment security.  Thus, the purchase yield is not as susceptible to downward interest rate risks as investment securities with call features.  Mortgage backed securities and CMO’s continue to be Premier’s dominant investment in its portfolio, comprising approximately 85% of the fair value of the investment portfolio at December 31, 2020 and 88% of the fair value of the investment portfolio at December 31, 2019.  In 2020, Premier also purchased some state and municipal bonds taking advantage of higher yields in the low rate environment compared to other investment alternatives.  Many of these municipal bonds have prefunding characteristics which resulted in reducing the average maturity of the municipal portfolio from 7 years 3 months at December 31, 2019 to 4 years 9 months as of the end of December 31, 2020.  The state and municipal portfolio comprises of approximately 13% of the fair value of the investment portfolio in 2020, compared to only approximately 4% in 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

As sources of funds (deposits, federal funds purchased, and repurchase agreements with corporate customers) fluctuate, excess funds are initially invested in federal funds sold and other short-term investments. Based upon analyzes of asset/liability repricing, interest rate forecasts, and liquidity requirements, funds are periodically reinvested in high-quality debt securities, which typically mature over a longer period of time. At the time of purchase, management determines whether the securities will be classified as trading, available-for-sale, or held-to-maturity. At December 31, 2020 all of Premier's investments were classified as available-for-sale and carried at fair value.  Additional information on the investment portfolio can be found in Note 3 to the consolidated financial statements.

The following table presents a summary of the carrying values of investment securities.

FAIR VALUE OF SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)
	As of December 31
	2020	2019	2018

U.S. government sponsored entity securities	$2,626	$30,730	$24,170
States and political subdivisions	55,000	16,017	14,327
Mortgage-backed securities issued by government sponsored entities	357,876	341,953	323,785
Other securities	5,688	2,054	3,449
Total securities	$421,190	$390,754	$365,731

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

SECURITIES MATURITY AND YIELD ANALYSIS
December 31, 2020
(Dollars in thousands)
	Fair Value	Average Maturity (yrs/mos)	Taxable Equivalent Yield*
U.S. government sponsored entity securities
Within one year	$502		2.98%
After one but within five years	779		2.52
After five but within ten years	752		2.57
After ten years	593		2.24
Total U.S. government sponsored entity securities	$2,626	5/3	2.58

States and political subdivisions
Within one year	18,825		2.18
After one but within five years	12,882		2.27
After five but within ten years	16,007		2.44
After ten years	7,286		3.14
Total states and political subdivisions securities	$55,000	4/9	2.32

Mortgage-backed securities**
Within one year	7,666		3.02
After one but within five years	350,210		2.36
Total mortgage-backed securities	$357,876	3/1	2.37

Other securities
After one but within five years	$1,680		3.87%
After five but within ten years	4,008		1.60
Total other securities	$5,688	4/9	2.25

Total securities available-for-sale	$421,190	3/4	2.37

(*)  Fully tax-equivalent using the rate of 21%
(**)  Maturities for mortgage-backed securities are based on expected average life

As shown in the Securities Maturity and Yield Analysis table above, the average maturity period of the securities available-for-sale at December 31, 2020 was 3 years and 4 months.  The table uses a weighted estimated average life method to report the average maturity of mortgage-backed securities, which includes the estimated effect of monthly payments and prepayments. The average maturity of the investment portfolio is managed at a level to maintain a proper matching with interest rate risk guidelines. Premier does not have any securities classified as trading or held-to-maturity and it has no plans to establish such classifications at the present time.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Premier’s average investment in federal funds sold and interest-bearing bank balances increased by 19.1% in 2020 compared to 2019.  This increase follows a 3.5% decrease in 2019 compared to 2018.  Averaging $96.8 million in 2020, federal funds sold and interest-bearing bank balances increased $15.6 million from an average balance of $81.2 million in 2019.  The increase in these highly liquid investments in 2020 was largely the result of surplus funds from increases in total deposits and customer repurchase agreements. Premier held more funds in short-term highly liquid earning assets, such as federal funds sold and interest-bearing bank balances, to satisfy the potential deposit withdrawals related to COVID-19.  The decrease in 2019 was largely the result of helping to satisfy deposit withdrawals, reductions in customer repurchase agreements, and funding the increase in loans outstanding.  The increase in the highly liquid earning assets is primarily the result of the increase in total deposits resulting from the stimulus programs implemented by the US Government in an attempt to reduce the negative impact of measures designed to curb the spread of COVID-19.  Such programs include direct payments from the US Treasury and the SBA PPP loan program and are collectively referred to in this mandate as "Government Stimulus Programs".  As shown in the Consolidated Average Balance Sheets and Net Interest Income Analysis above, on average, the yield on federal funds sold was 2.09% in 2018, increased to 2.22% in 2019, and then decreased to average 0.31% in 2020, in accordance with the Federal Reserve’s Board of Governors’ policy decisions regarding decreasing the national federal funds rate to a range of 0.00%-0.25% on March 16, 2020.  In 2018, the average yield on interest-bearing bank balances increased to 1.99%, slightly less than the average federal funds rate.  In comparison, the average yield earned on the entire investment portfolio was 2.38% in 2018, only 39 basis points higher than the average yield earned on interest-bearing bank balances.  In 2019, the average yield on interest-bearing bank balances increased to 2.10%, still only slightly less than the 2.22% average yield on federal funds sold.  In comparison, the average yield earned on the entire investment portfolio increased to 2.64% in 2019, increasing to 54 basis points higher than the average yield earned on interest-bearing bank balances in 2019.  In 2020, the average yield on interest-bearing bank balances decreased to 0.35%, significantly less than the 2.10% average yield in 2019.  The interest-bearing bank balances rate dropped significantly in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The actions taken by the Federal Reserve Board of Governors to reduce short-term interest rates reduced Premier’s earning yield on these highly liquid funds.

The average balance of federal funds sold decreased by $4.9 million in 2020 to $13.5 million, while average interest-bearing bank balances increased by $20.4 million in 2020 to $83.3 million.  The majority of these interest-bearing bank balances are held at Federal Reserve Banks.  Yields on federal funds sold rise and fall in direct correlation with interest rate changes made by the Federal Reserve Board in establishing national economic policy.  Investment security yields are based on a number of pricing factors, including but not limited to coupon rate, time to maturity and issuer credit quality.  Fluctuations in the amount of federal funds sold and other short-term investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure, as discussed in greater detail above and in other sections of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Funding Sources

The average rate paid on interest-bearing liabilities was 0.58% in 2020, down from the 0.88% paid in 2019, and the 0.60% paid in 2018.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate on March 16, 2020, plus an inflow of funds from Government Stimulus Programs during 2020, have resulted in a decrease in the competition for bank deposits.  As a result, banks including Premier subsidiary banks, have substantially reduced deposit interest rates and eliminated special rates on certificates of deposit.  Furthermore, the reduction in short-term rates also decreased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  In 2020, the average rate paid on its interest-bearing deposits decreased by 27 basis points to 0.57% from 0.84% in 2019.  In 2020, as Premier reduced the rates paid on certificates of deposit and eliminated rate specials designed to attract additional funds, higher rate CD's matured and were either renewed at the new lower rates or moved to another type of deposit account.  As a result, the average rate paid on Premier’s certificates of deposit decreased by 32 basis points to 1.41% in 2020, down from 1.73% in 2019.  In 2020, Premier decreased the rates paid on its transaction based deposits such as savings, NOW and money market accounts.  As a result, the average rate paid on interest-bearing NOW and money market deposits increased by 15 basis points in 2020 to 0.17%, down from an average 0.32% paid in 2019.  Lastly, the average rate paid on savings accounts decreased by 12 basis points to 0.13% in 2020, down from an average 0.25% paid in 2019.  The overall effect was a 27 basis-point decrease in the average rate paid for all interest-bearing deposits to 0.57% in 2020, down from 0.84% in 2019.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares decreased by 160 basis points to 5.21% in 2020.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 and the early part of 2019 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 3.16% at December 31, 2020 and 4.89% at December 31, 2019.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value on the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 6 basis points to 0.26% in 2020 compared to 0.32% during 2019.  Customer repurchase agreements are secured by the pledging of individual investment securities within Premier’s investment portfolio.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed $28.4 million outstanding FHLB borrowings of First Bank.  The average rate paid on these fixed rate FHLB borrowings was 3.12% in 2020, up from 2.95% average rate paid in 2019 due to the repayment of maturing lower effective rate borrowings in 2019.  The net result on all interest-bearing liabilities was to decrease the average rate paid by 30 basis points to 0.58% in 2020, down from the 0.88% paid in 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The 28 basis-point increase in the rate paid on interest-bearing liabilities in 2019 was primarily the result of a rise in short-term interest rates prior to COVID-19 from five consecutive quarters of 25 basis-point increases in the Federal Funds target rate by the Federal Reserve Board of Governors from December 2017 thru December 2018.  The rise in short-term interest rates resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  The competition for funds required Premier to raise the rates paid on its interest-bearing deposit accounts to retain existing deposit balances and also grow the deposit portfolio as Premier's primary source of funding.  Furthermore, the rise in short-term rates also increased the rate paid on Premier’s subordinated debt, which has a fully floating interest rate that is adjusted quarterly.  In 2019, the average rate paid on interest-bearing deposits increased by 28 basis points to 0.84%.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018 and the first half of 2019.  As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 62 basis points to 1.73% in 2019, up from 1.11% in 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  However, with three subsequent 25 basis-points decreases in the Federal Funds target rate by the Federal Reserve Board of Governors from August 2019 thru October 2019, Premier reduced the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2019.  As a result, the average rate paid on interest-bearing NOW and money market deposits increased by only 7 basis points in 2019 to 0.32%, up from an average 0.25% paid in 2018.  Lastly, the average rate paid on savings accounts increased by 1 basis point to 0.25% in 2019, up from an average 0.24% paid in 2018.  The overall effect was a 28 basis-point increase in the average rate paid for all interest-bearing deposits to 0.84% in 2019, up from 0.56% in 2018.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 28 basis points to 6.81% in 2019.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three-month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 and the early part of 2019 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 4.89% at December 31, 2019 and 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is again a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements increased by 17 basis points to 0.32% in 2019 compared to 0.15% during 2018.  Customer repurchase agreements are secured by the pledging of individual investment securities within Premier’s investment portfolio.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the acquisition of First Bank was 2.95% in 2019, up from 2.74% average rate paid in 2018 due to the repayment of maturing lower rate borrowings since the October 2018 acquisition date.  The net result on all interest-bearing liabilities was to increase the average rate paid by 28 basis points to 0.88% in 2019, up from the 0.60% paid in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The 15 basis-point increase in the rate paid on interest-bearing liabilities in 2018 was primarily the result of a 16 basis-point increase in the average interest rate paid on interest-bearing deposits in 2018 when compared to 2017.  As short-term interest rates increased in 2018, because of interest rate increases by the Federal Reserve Board of Governors, the competition for deposits increased, requiring Premier to raise the rates paid on its interest-bearing deposit accounts.  In 2018, the average rate paid on its interest-bearing deposits increased by 16 basis points to 0.56%.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018.  The continued rise in short-term interest rates as a result of five consecutive quarters of 25 basis-point increases in federal funds target rate by the Federal Reserve Board of Governors from December 2017 to December 2018 resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  The average rate paid on certificates of deposit increased the most, at 32 basis points to 1.11% in 2018, as time deposit rates increased and maturing deposits repriced at the higher market rates.  The average rate paid on interest-bearing NOW and money market deposits increased by 8 basis points to 0.25%.  Finally, the average rate paid on savings deposits increased by 4 basis points to 0.24% in 2018.  The overall effect was a 16 basis-point increase in the average rate paid for all interest-bearing deposits to 0.56% in 2018, up from 0.40% in 2017.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 103 basis points to 6.53% in 2018.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 as short-term interest rates increased.  The stated interest rate on the subordinated debt was 5.43% at December 31, 2018.  The difference between the stated interest rate and the average rate expensed by Premier is a result of a lower carrying value of the $6,186,000 debt outstanding due to the remaining unamortized fair value adjustment recorded as part of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the subordinated debt also includes the periodic amortization of the fair value adjustment.  Contrary to this trend, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 9 basis points to 0.15% in 2018 compared to 0.24% during 2017.  Customer repurchase agreements are secured by the pledging of individual investment securities within Premier’s investment portfolio and therefore, a lower rate average rate was paid in 2018. The average rate paid on Premier’s other borrowings decreased by 3 basis points to 4.10% in 2018 due to the fixed rate feature of the single remaining borrowing in 2018.   In May of 2017, a second borrowing bearing a higher stated interest rate was fully repaid upon maturity.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these FHLB borrowings assumed in the was 2.74% in 2018.  The net result on all interest-bearing liabilities was to increase the average rate paid by 15 basis points to 0.60% in 2018, up from the 0.45% paid in 2017.

Due to alternative sources of investment and an ever increasing sophistication of customers in funds management techniques to maximize return on their money, competition for funds has been increasingly more intense every year.  Albeit in 2020, an inflow of funds from Government Stimulus Programs has resulted in a decrease in the competition for bank deposit rates.  Competition will likely continue to be less competitive as the Federal Reserve Board of Governors has reduced the fed funds rate to 0.00%-0.25% and as the forecast for fed funds rate to stay within 0.00%-0.25% basis points through at least 2021.  Other financial institutions that compete in local markets with Premier that have a need to increase liquidity offer special above market rate deposit products to attract additional funds.  Premier's banks periodically offer special rate products to retain their deposit base or attract additional deposits.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Premier’s deposits, on average, increased by $117.2 million, or 8.1%, in 2020 following a $122.9 million, or 9.3%, increase in 2019 from 2018 average deposits.  The increase was largely due to the stimulus money coming into the bank as a result of two stimulus packages in 2020.  The acquisition of Jackson during the fourth quarter of 2019 added approximately $15.0 million of average deposits in 2019 and approximately $83.0 million in average deposits for the full year 2020.  The remaining increase in average non-interest bearing deposits is largely the result of funds from Government Stimulus Programs retained by Premier's deposit customers.  Average non-interest bearing deposits increased by $54.3 million, or 14.3%, in 2020, including an approximately $11.9 million increase in average non-interest bearing deposits from the full year inclusion of the acquisition of Jackson.  Without these acquired deposits, average non-interest bearing deposits increased by $42.4 million, or 11.2%, in 2020.  The remaining increase in average non-interest bearing deposits is largely the result of funds from Government Stimulus Programs retained by Premier's deposit customers.  Premier continues to offer updates to the competitive features on its retail and commercial checking accounts.  Average certificates of deposit decreased by $38.2 million, or 9.4%, in 2020.  The overall decrease in average CD's was reduced by approximately $28.9 million in average certificates of deposit from the full year inclusion of Jackson.  Without these acquired deposits, average certificates of deposit decreased by $67.1 million, or 16.4%, in 2020.  As Premier reduced the standard rates paid on CD's and eliminated CD rate specials, many maturing CD's were not renewed by customers at the new lower rates.  Instead customers moved their funds to other institutions offering higher yielding products or moved their funds to a more liquid deposit product within Premier's deposit product offerings.  Such products include NOW, money market, and savings deposit accounts.  Average NOW and money market deposits increased by $65.0 million, or 15.8%, in 2020, including an approximately $11.1 million increase in average NOW and money market deposits from the full year inclusion of Jackson.  Excluding these acquired deposits, average NOW and money market deposits increased by $53.9 million, or 13.1%.  Average savings deposits increased by $36.1 million, or 14.6%, in 2020, including an approximately $16.1 million increase in average savings deposits from the full year inclusion of Jackson.  Excluding these acquired deposits, average savings deposits increased by $20.0 million, or 8.1%, in 2020.  Some of the increases in the average balance of these types of deposits were from maturing CD's that were not renewed, as well as the result of funds from Government Stimulus Programs retained by Premier's deposit customers.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Premier’s deposits, on average, increased by $122.9 million, or 9.3%, in 2019 following a $52.3 million, or 4.1%, increase in 2018 from 2017 average deposits.  About half of the increase in average deposits in 2019 came from the full year inclusion of deposits assumed in the acquisition of First Bank during the fourth quarter of 2018.  The First Bank acquisition added approximately $66.2 million to the increase in average deposits in 2019.  The acquisition of Jackson during the fourth quarter of 2019 added another approximately $15.0 million of average deposits in 2019.  The remaining increase in average deposits in 2019 resulted from an increase in interest-bearing deposits and an increase in non-interest-bearing deposits.  Average non-interest bearing deposits increased by $26.7 million, or 7.6%, in 2019, including an approximately $13.0 million increase in average non-interest bearing deposits from the full year inclusion of First Bank and $2.5 million of average non-interest bearing deposits assumed in the acquisition of Jackson.  Without these acquired deposits, average non-interest bearing deposits increased by $11.2 million, or 3.2%, in 2019.  Premier continues to offer updates to the competitive features on its retail and commercial checking accounts.  Average certificates of deposit increased by $56.2 million, or 15.9%, in 2019, including an approximately $22.3 million increase in average certificates of deposit from the full year inclusion of First Bank and $7.3 million of average certificates of deposit assumed in the acquisition of Jackson.  Without these acquired deposits, average certificates of deposit increased by $26.6 million, or 7.5%, in 2019 as Premier offered competitive interest rates for these funds in 2019 in conjunction with short-term interest rate changes throughout the year.  Average NOW and money market deposits increased by $33.1 million, or 8.7%, in 2019, including an approximately $28.6 million increase in average NOW and money market deposits from the full year inclusion of First Bank and $1.6 million from the acquisition of Jackson.  Excluding these acquired deposits, average NOW and money market deposits increased by $2.9 million, or 0.8%, as the average rate paid increased from 0.25% in 2018 to 0.32% in 2019.  Average savings deposits increased by $6.9 million, or 2.9%, in 2019, including an approximately $2.3 million increase in average savings deposits from the full year inclusion of First Bank and $3.6 million of average savings deposits assumed in the acquisition of Jackson.  Excluding these acquired deposits, average savings deposits increased by $1.0 million, or 0.4%, in 2019, while the average rate paid held fairly steady, increasing by 1 basis point from the average rate paid in 2018.  Competition for these kinds of deposit accounts intensified in 2019 and Premier has raised its deposit rates in response to competitive pressures.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Non-interest bearing deposits are more susceptible to withdrawal and therefore may provide challenges to maintaining adequate liquidity. (See the additional discussion on liquidity below.)  Most customers are keeping their maturity choices short in order to take advantage of possible higher interest rates in the future.  Premier continues to focus on building its base of customer relationships by offering more convenient electronic banking products to its non-interest bearing deposit customers.

The following table provides information on the maturities of time deposits of $100,000 or more at December 31, 2020.

MATURITY OF TIME DEPOSITS $250,000 OR MORE
December 31, 2020
(Dollars in thousands)
Maturing 3 months or less	$16,568
Maturing over 3 months	23,928
Maturing over 6 months	12,691
Maturing over 12 months	10,415
Total	$63,602

Other funding sources for Premier include short and long-term borrowings. Premier's short-term borrowings primarily consist of securities sold under agreements to repurchase with commercial, public entity and tax-exempt organization customers.  These are short-term non-FDIC insured deposit-like products that are secured by the pledging of investment securities in Premier’s investment portfolio or by purchasing insurance through the Federal Home Loan Bank (FHLB).  Also included in short-term borrowings are federal funds purchased from other banks, borrowings from the FHLB with an original maturity of less than one year and borrowings from the Federal Reserve Bank (FRB) discount window. These short-term borrowings fluctuate depending on near term funding needs and as part of Premier's management of its asset/liability mix.  In 2020, average short-term borrowings increased by $6.9 million, or 31.7%, largely due to a $4.8 million, or 22.2%, increase in average customer repurchase agreements and a $2.1 million increase in average short-term borrowings from the FHLB and federal funds purchased from other banks.  In 2019, average short-term borrowings decreased by $700,000, or 3.1%, largely due to a $639,000, or 2.9%, decrease in average customer repurchase agreements and a $61,000 decrease in average short-term borrowings from the FHLB and federal funds purchased from other banks.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Long-term borrowings consist of FHLB borrowings by Premier’s Affiliate Banks and other borrowings by the parent holding company or the Banks.  In 2018, Premier assumed $28.4 million of FHLB advances to First Bank in its acquisition in the fourth quarter of 2018.  Approximately $19.5 million of these advances matured before December 31, 2018 and were repaid by Premier.  In 2019, $2.5 million of the remaining FHLB advances matured and were repaid out of existing surplus liquidity.  The remaining $6.4 million of FHLB advances matured and were repaid with liquid funds in 2020.  Premier uses fixed rate FHLB advances from time-to-time to fund certain residential and commercial loans as well to maximize investment opportunities as part of its interest rate risk management.

There were no other borrowings at December 31, 2020 and 2019.  Other borrowings at December 31, 2018 consisted of a $2.5 million long-term borrowing from First Guaranty Bank at the parent company which was fully repaid by June 30, 2019.  On August 26, 2015, the Company executed and delivered to First Guaranty Bank a Promissory Note and Business Loan Agreement for the principal amount of $12.0 million, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143,000 plus accrued interest and one final principal and interest payment of approximately $3.6 million due on August 26, 2020.  Through a series of additional principal payments, the Company was able to fully retire the borrowing before the end of June 2019.  The Promissory Note was secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  At December 31, 2017 other borrowings consisted of the long-term borrowing at the parent company described above, which had an outstanding balance of a $5.0 million.  The average rate paid on other borrowings was 4.10% in 2018 and 4.37% in 2019.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.

Premier also maintains lines of credit with both First Guaranty Bank ($6.0 million) and the Bankers’ Bank of Kentucky ($5.0 million) for unforeseen funding needs that may occur.  The lines of credit bear floating interest rates and are secured by pledges of Premier’s investment in the Affiliate Banks, covered by each lender’s respective Commercial Pledge Agreements.  Premier did not draw on these lines of credit in 2018, 2019, or 2020.  For more information on other borrowings, see Note 11 to the consolidated financial statements.

On May 13, 2010, Premier executed a six-year data processing agreement with Fidelity Information Services, Inc. and its affiliates (“FIS”) located in Jacksonville, Florida.  The agreement covers Premier’s core data processing, item processing, internet banking services, network services, customer authentication services and electronic funds transfer services.  Beginning in May 2011 and concluding in September 2011, Premier and FIS converted each of the subsidiary (or former subsidiary) bank’s systems to the FIS “Horizon” platform.  It was during this process that the data systems of the five subsidiary banks that merged to form Premier Bank, converted and combined into one system. On March 31, 2017, Premier executed a five-year extension of its data processing agreement with FIS.   While the extension agreement became effective on April 1, 2017, the data processing agreement was extended five-years from the original September 2017 expiration date.  The contract continues to cover Premier’s core data processing, item processing, mobile and internet banking services, network services, customer authentication services, and electronic funds transfer services.  The data processing agreement shall remain in effect until September 30, 2022 and provides for automatic five-year extensions after that date.  Based upon the average billings for services rendered during the last three months of 2020, the estimated payments to FIS for these services under the remainder of the existing contracts will be approximately $5.6 million in 2021.  Actual results may vary depending upon the number and type of accounts actually processed and future customer activity including additional customers via any other acquisitions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

In addition to leasing the Company’s headquarters in Huntington, West Virginia, the Washington Division main office and branch locations of Premier Bank in and around the Washington DC metro area are all leased under various non-cancelable operating leases. The Affiliate Banks also lease branch facilities in West Hamlin, Rock Cave, Fairmont, and Burnsville, West Virginia; Vanceburg, Kentucky; and Proctorville, Ohio. These non-cancelable operating leases are subject to renewal options under various terms. Some leases provide for periodic rate adjustments based on cost-of-living index changes.  The leases have terms, including extension options by the lessee, ranging from 2021 through 2034.  Estimated future minimum payments under the operating leases are included in the table below.

PAYMENTS DUE ON CONTRACTUAL OBLIGATIONS
December 31, 2020
(Dollars in thousands)
	Total	Less than one year	1-3 years	3-5 years	More than five years

Total deposits	$1,633,740	$1,544,191	$66,761	$22,622	$166
Repurchase agreements	33,827	33,827	-	-	-
Subordinated debentures (1)	6,186	-	-	-	6,186
Operating lease obligations(2)	7,096	1,067	1,855	1,361	2,813
Data and item processing contracts(3)	9,849	5,628	4,221	-	-
Total	$1,690,698	$1,584,713	$72,837	$23,983	$9,165

(1)
The contractual obligation of the subordinated debenture differs from the carrying value on the balance sheet at December 31, 2020 due to the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.

(2)	The operating lease obligations include extension options that may be exercised by the Company.
(3)	Data and item processing contractual obligations are estimated using the average billing for the last three months of 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

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

The earnings simulation model uses assumptions, maturity patterns, and reinvestment rates provided by Premier and forecasts the effect of instantaneous movements in interest rates from 100 (1.00%) and 200 (2.00%) basis points, but never below zero.  The most recent earnings simulation model using the most likely interest rate forecast projects that net interest income would increase by approximately 5.2% over the projected stable rate net interest income if interest rates rise by 100 basis points over the next year. Conversely, the simulation projects an approximate 1.8% decrease in net interest income if interest rates fall by 100 basis points over the next year. Within the same time frame, but assuming a 200 basis point movement in interest rates, the simulation projects that net interest income would increase by 7.7% over the projected stable rate net interest income in a rising rate scenario but would decrease by 2.1% in a falling rate scenario.  Except the minor variance in a 100 basis point rise, the percentage changes in net interest income are within Premier's ALCO policy guidelines.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The following table presents summary information about the simulation model's interest rate risk measures and results.

	Year-end 2020	Year-end 2019	ALCO Guidelines
Projected 1-year net interest income
-100 bp change vs. base rate	-1.8%	-4.5%	5%
+100 bp change vs. base rate	5.2%	3.5%	5%
Projected 1-year net interest income
-200 bp change vs. base rate	-2.1%	-6.7%	10%
+200 bp change vs. base rate	7.7%	6.0%	10%

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

Premier generated $28.2 million of cash from operations in 2020, which compares to $29.2 million in 2019, and $27.1 million in 2018.  Total cash from operations along with proceeds from the maturity and calls of securities, increases in deposit balances and the repayment of loans were used to purchase securities, satisfy deposit withdrawals, fund new loans and reduce outstanding debt during all three years.  In 2018, $23.1 million of cash was used in investing activities, primarily as $65.2 million of cash generated from maturities and calls of investment securities, $13.4 million from the net repayment of loans, and $7.8 million in proceeds from the sale of OREO, were used to purchase $110.9 million of investment securities.  In 2019, $20.3 million of cash was generated from investing activities, primarily as $95.0 million of cash generated from maturities and calls of investment securities, and $2.3 million in proceeds from the sale of OREO, were used to purchase $66.7 million of investment securities, fund the purchase of Jackson, net of cash and cash equivalents received, and fund $5.2 million of new loans.  In 2020, $48.9 million of cash was used in investing activities, primarily as $158.4 million of cash generated from maturities and calls of investment securities and $1.4 million in proceeds from the sale of OREO were used to purchase $184.3 million of investment securities and fund $24.2 million of new loans.

In 2020, Premier used portions of the $28.2 million of cash from operations, $137.9 million of cash received from an increase in deposit balances, and $13.4 million of cash received from customer repurchase agreements to repay the remaining $6.4 million of FHLB advances assumed in the acquisition First Bank, and pay $8.8 million of common stock dividends.  In 2020, Premier also received $35,000 from the exercise of employee stock options and retained $115.4 million of net cash generated from all activities.  In 2019, Premier used portions of the $29.2 million of cash from operations and the $20.3 million of cash retained from investing activities to fund $20.1 million of deposit withdrawals and $1.6 million of customer repurchase agreement withdrawals, pay off the remaining $2.5 million in principal on other borrowings, repay $2.5 million of maturing FHLB advances, and pay $8.8 million of common stock dividends during the year.  In 2019, Premier also received $246,000 from the exercise of employee stock options and retained $14.3 million of net cash generated from all activities.  In 2018, Premier used the $27.1 million of cash from operations and $25.3 million of cash received from an increase in deposit balances, plus a portion of the $82.7 million of cash and cash equivalents on hand to satisfy the $23.1 million of cash used in investing activities, to pay $2.5 million in principal on other borrowings, repay the $19.5 million of FHLB advances assumed in the acquisition First Bank, and pay $7.8 million of common stock dividends.  In 2018, Premier also received $193,000 from the exercise of employee stock options and used $1.6 million to satisfy reductions in customer repurchase agreements.  Overall, these activities reduced Premier’s cash and cash equivalents by $1.9 million during the year.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

At December 31, 2020, the parent company had $22.7 million in cash held with its subsidiary banks.  This balance, along with cash dividends expected to be received from its subsidiaries, is sufficient to cover the operating costs of the parent, service its existing debt and pay dividends to common shareholders.  On February 5, 2021, Premier used $14.7 million of this cash on hand to fund a $1.00 special dividend to shareholders of record on February 1, 2021.  During 2020 the parent company generated $18.3 million of cash from operations and received $35,000 from the exercise of employee stock options.  The proceeds were used to fund $8.8 million of dividends paid to common shareholders and make additional fixed asset purchases.  During 2019 the parent company generated $17.0 million of cash from operations, received $50,000 from the sale of a portion of its investment in an unconsolidated non-bank subsidiary and received $246,000 from the exercise of employee stock options.  The proceeds were used to pay the final $2.5 million in principal payments on long-term borrowings, fund $8.8 million of dividends paid to common shareholders, invest $1.5 million to supplement the capital of Citizens Deposit after its acquisition of Jackson, and make additional fixed asset purchases.  During 2018 the parent company generated $16.3 million of cash from operations and received $193,000 from the exercise of employee stock options.  The proceeds were used to pay $2.5 million in principal payments on long-term borrowings, fund $7.8 million of dividends paid to common shareholders, invest $5.2 million to fund the $5.00 cash per share to acquire First Bank, and make additional fixed asset purchases.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Capital Resources

Premier’s consolidated average equity-to-asset ratio increased to 13.64% during 2020, an increase from the 13.43% ratio during 2019 and the 12.39% ratio during 2018.  The ratios for all three years are considered adequate for a bank holding company of Premier’s size and complexity.  The increase in the ratio for 2020 was largely the result of a higher increase in average equity compared to the increase in average assets during 2020.  The increase in average assets was due to the full year inclusion of the assets from the acquisition of Jackson in October 2019, Premier’s participation  in the PPP loan program, and an increase in investable funds from the growth in average deposits outstanding.   The increase in average equity during 2020 was from the retention of $13.6 million of 2020 net income plus an increase in the market value of Premier’s investment security portfolio in 2020].  The increase in the ratio for 2019 was largely the result of the percentage increase in average equity exceeding the percentage increase in average assets.  The increase in average assets was largely due to the full year inclusion of the assets from the acquisition of First Bank in October 2018, the increase in average assets from the acquisition of Jackson in October 2019, as well as asset growth from internal operations.  Average equity increased in 2019 from the retention of $15.4 million of 2019 net income, the full year inclusion of the $22.4 million of equity issued in the acquisition of First Bank and an increase in the market value of the investment portfolio in 2019.  The increase in the ratio for 2018 was largely the result of a slightly higher increase in average equity compared to the increase in average assets during the year.  The increase in average assets was largely due to the acquisition of First Bank in October 2018 as well as asset growth from internal operations.  Average equity increased in 2018 from the retention of $12.4 million of 2018 net income and the issuance of $22.4 million of equity in the acquisition of First Bank.

In 2020, Premier elected to adopt regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the community bank leverage ratio (also known as the “CBLR”), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1) total assets less than $10.0 billion, 2) trading assets and liabilities equal to less than 5.0% of total assets and 3) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its subsidiary banks meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.

Under interim guidance issued in June 2020, a CBLR of Total Tier 1 capital to quarterly average assets must be at least 8.00% in 2020 to be considered well capitalized.   Premier's Tier 1 capital totaled $207.8 million at December 31, 2020, which represents a CBLR of 11.25%.  This ratio is down slightly from the 11.28% Tier 1 leverage ratio at December 31, 2019.  The decrease in the Tier 1 leverage ratio is largely due to a slightly higher growth in quarterly average assets than the increase in Premier’s Tier 1 capital.    Premier’s wholly owned subsidiary Citizens Deposit Bank adopted the CBLR simplification standard during the second quarter of 2020 as its Tier 1 leverage ratio was 8.17% at June 30, 2020.  At December 31, 2020 Citizens Deposit Bank’s CBLR ratio improved to 8.36%.  Premier’s other wholly owned subsidiary bank, Premier Bank, Inc. adopted the regulatory capital simplification rules in the first quarter and maintained a CBLR of 10.71% at December 31, 2020, each well in excess of the 8.00% required to be considered well capitalized under the prompt corrective action framework.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Book value per common share was $17.71 at December 31, 2020 and $16.39 at December 31, 2019.  The increase in book value per share was largely due to the $1.53 per share earned during 2020, partially offset by the $0.60 per share in quarterly cash dividends to common shareholders declared and paid during 2020.  Also increasing Premier’s book value per share at December 31, 2020 was the $5.7 million of other comprehensive income during 2020 related to the increase in the market value of investment securities available for sale, which increased book value by approximately $0.39 per share.

Additional information on the capital position of Premier is included in the following table.

SELECTED CAPITAL INFORMATION
(Dollars in thousands)
	As of December 31
	2020	2019	Change

Stockholders’ Equity	$259,907	$240,241	$19,666
Disallowed amounts of goodwill and other intangibles	(48,496)	(49,545)	1,049
Deferred tax assets from NOL and tax credit carryforwards	(218)	(260)	42
Unrealized (gain) loss on securities available for sale	(9,419)	(3,703)	(5,716)
Common Equity Tier 1 capital	$201,774	$186,733	$15,041

Qualifying subordinated debt	6,000	6,000	-
Tier 1 capital	$207,774	$192,733	$15,041

Tier 2 capital adjustments
Allowable amount of the allowance for loan losses	-	13,542
Total capital	$207,774	$206,275

Fourth quarter average assets, net of deductions	$1,847,476	$1,710,560
Total risk-weighted assets	-	1,253,472

Ratios
Community Bank Leverage Ratio (CBLR)	11.25%	11.28%
CET1 capital to risk-weighted assets	-	14.92%
Tier 1 capital to risk-weighted assets	-	15.39%
Total capital to risk-weighted assets	-	16.47%
Capital conservation buffer	-	8.47%

The primary source of funds for dividends paid by Premier is the dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory agencies. Under these regulations, the amount of dividends that may be paid without prior approval in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, subject to regulatory capital requirements and additional restrictions more fully described in Note 20 to the consolidated financial statements.  During 2021, the Affiliate Banks could, without prior approval, declare and pay to Premier dividends of approximately $12.3 million plus any 2021 net profits retained through the date of declaration.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income, the amount by which interest generated from earning assets exceeds the expense associated with funding those assets, is Premier’s most significant component of earnings.  Net interest income on a fully tax-equivalent basis was $68.0 million in 2020, a 1.3% increase over the $67.1 million earned in 2019, following a 12.0% increase in 2019 over the $59.9 million earned in 2018.  When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate.  The increase in net interest income in 2020 is primarily the result of a $2.9 million, or 29.6%, of interest expense savings partially offset by a $2.0 million, or 2.6%, decrease in tax equivalent interest income in 2020.  The increase in net interest income in 2019 was primarily the result of a $10.8 million, or 16.3%, increase in interest income partially offset by a $3.6 million, or 59.5%, increase in interest expense in 2019.

As shown in the Rate Volume Analysis table below, fully tax-equivalent interest income on loans was relatively unchanged in 2020 as a $4,398,000 reduction in loan interest income from lower average yields earned on loans outstanding in 2020 was nearly offset by a $4,328,000 increase in loan interest income from a higher average volume of loans outstanding.  Included in the comparison is approximately $1,060,000 of interest income that was realized from deferred interest and discounts recognized on loans that paid-off or paid-down during 2020 compared to $1,828,000 of interest income of this kind recognized during 2019.  The loan payments in 2019 and 2020 included both non-accrual loans and performing loans that were once on non-accrual status.  As a result of the $768,000 higher level of recognition in 2019, interest income on loans would have otherwise increased by $698,000 in 2020 when compared to 2019.  This increase includes approximately $1,415,000 of interest income on loans acquired from the acquisition of Jackson on October 25, 2019.  Interest income on these loans is included in Premier’s loan interest income only from the date of acquisition in October 2019 and therefore no interest income from these loans is included in the first three quarters of 2019.  Excluding the loan interest income earned on the Jackson loans and the decrease in deferred interest and discounts recognized on loans in 2020, interest income on loans decreased by $717,000, or 1.2%, when compared to 2019.  The decrease is largely due to a decrease in the average yield on the remaining loan portfolio from 5.65% in 2019 to 5.28% in 2020.  Interest income on investments decreased by $500,000 in 2020 primarily as a result of a decrease in the average yield earned on a higher average volume of investments outstanding.  Interest income from federal funds sold decreased by $367,000 in 2020, largely due to a decrease in the yield earned as well as a 26.7% decrease in the average balance outstanding during the year.  Interest income from interest-bearing deposits with other banks decreased by $1,029,000 in 2020, as a decrease in the yield earned on these deposits reduced interest income by approximately $1,359,000, while the 32.5% increase in the average balance of bank deposits outstanding during the year increased interest income by approximately $330,000 when compared to 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

More than offsetting the $1,966,000 decrease in fully tax equivalent interest income, interest expense savings totaled $2,863,000 in 2020 when compared to 2019.  As shown in the table below, interest expense on deposits decreased in total by $2,618,000, or 29.1%, in 2020, largely due to a decrease in the average rate paid.  Interest expense decreased by $1,232,000 as a result of a lower rates paid on certificates of deposit outstanding during 2020, while interest expense decreased by an additional $619,000 due to a lower average volume of certificates of deposit outstanding.   Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate, plus an inflow of funds from COVID-19 Government Stimulus Programs to deposit account holders during 2020, have resulted in a decrease in the competition for bank deposit rates.  As a result, Premier reduced the interest rates paid on its certificates of deposit to reduce interest expense.  The result was a 32 basis-point decrease in the average rate paid on certificates of deposit to 1.41% in 2020, compared to 1.73% in 2019.  Certificates of deposit decreased on average by approximately $38.230 million, or 9.4%.  Yet, even when factoring in the approximately $28.931 million increase in average certificate of deposit balances from the two Jackson branches in the full year of 2020 but only in the fourth quarter of 2019, average certificate of deposit balances in Premier’s other branch locations decreased by $67.161 million or 16.4% in 2020, when compared to 2019.  Similarly, the decreases in interest expense on saving account deposits and money market account deposits in 2020 were largely driven by less competition and lower rates paid on these deposits.  Interest expense on saving account deposits decreased by $259,000 in 2020, as $81,000 of additional interest expense from a higher average outstanding balance of savings account deposits was more than offset by $340,000 of interest expense savings due to a 12 basis-point decrease in the average rate paid on savings deposits in 2020.  Interest expense on NOW and money market accounts decreased by $508,000 in 2020, largely due to $692,000 of interest expense savings from a 15 basis-point decrease in the average rate paid on NOW and money market deposits in 2020, which more than offset a $184,000 increase in interest expense from the higher average volume of NOW and money market deposits in 2020.   Premier realized a $1,000 increase in interest expense on its short-term borrowings, largely due to a higher average balance outstanding on a slightly lower rate paid on these borrowings during 2020.  Premier realized $31,000 of interest expense savings on other borrowed funds in 2020 compared to 2019 due to the full  payoff of outstanding borrowings in 2019 without any new borrowings in 2020.   Similarly, Premier realized $130,000 in interest expense savings on FHLB borrowings in 2020, as the remaining FHLB borrowings on the balance sheet of Premier at December 31, 2019 were fully repaid upon their maturities during 2020. Lastly, Premier’s interest expense on its variable rate subordinated debt decreased by $85,000 in 2020, due to decreases in short-term interest rates during the year. The interest rate paid on the subordinated debt adjusts on a quarterly basis and the average rate paid in 2020 decreased by 160 basis points to 5.21% for the year.  The combined effect of the decrease in interest expense partially offset by the decrease in fully tax-equivalent interest income was an $897,000 increase fully tax-equivalent net interest income in 2020.

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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

As shown in the table below, interest expense on deposits increased in total by $3,565,000, or 65.5%, in 2019, largely due to an increase in interest expense on certificates of deposit.  Interest expense increased by $2,455,000 as a result of a higher rates paid on certificates of deposit outstanding during 2019, while interest expense increased by $700,000 due to a higher average volume of certificates of deposit outstanding.  Due to continued increases in short-term interest rates resulting from monetary policy changes by the Federal Reserve Board of Governors in 2018, Premier raised its interest rates paid on its certificates of deposit to remain competitive and retain this source of funding.  The result was a 62 basis-point increase in the average rate paid on certificates of deposit to 1.73% in 2019, compared to 1.11% in 2018.  Similarly, the increases in interest expense on saving account deposits and money market account deposits in 2019 were largely driven by competition and higher rates paid on these deposits.  Interest expense on saving account deposits increased by $44,000 in 2019, as $27,000 of additional interest expense from a 1 basis-point increase in the average rate paid added to approximately $17,000 of additional interest expense from the higher average outstanding balance of savings account deposits in 2019.  Interest expense on NOW and money market accounts increased by $366,000 in 2019, largely due to a $277,000 increase in interest expense from a 7 basis-point increase in the average rate paid on NOW and money market deposits in 2019 plus an $89,000 increase in interest expense from an increase in the volume of NOW and money market deposits in 2019.  Premier realized a $36,000 increase in interest expense on its short-term borrowings, largely due to a higher rate paid on these borrowings during 2019 on a slightly lower average balance outstanding during the year.  Contrary to the increase in interest expense on deposits, Premier realized $125,000 of interest expense savings on its fixed rate other borrowed funds due to scheduled principal payments and additional principal prepayments during the year such that the borrowing was fully repaid by the end of June 2019.  Premier’s interest expense on its variable rate subordinated debt increased by $17,000 in 2019, largely due to increases in short-term interest rates during the year. The interest rate paid on the subordinated debt adjusts on a quarterly basis and the average rate paid in 2019 increased by 28 basis points to 6.81% for the year.  Lastly, Premier realized a $117,000 increase in interest expense on FHLB borrowings in 2019, due to the FHLB borrowings on the balance sheet of First Bank that were assumed by Premier as part of the acquisition in October 2018.  The combined effect of the increase in interest income partially offset by the increase in interest expense was to increase fully tax-equivalent net interest income by $7,180,000 in 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands on a tax equivalent basis)
	2020 vs 2019			2019 vs 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income*:
Loans	$4,328	$(4,398)	$(70)	$5,405	$2,976	$8,381
Investment securities	1,162	(1,662)	(500)	1,500	866	2,366
Federal funds sold	(87)	(280)	(367)	145	16	161
Deposits with banks	330	(1,359)	(1,029)	(196)	78	(118)
Total interest income	$5,733	$(7,699)	$(1,966)	$6,854	$3,936	$10,790

Interest expense:
Deposits
NOW and money market	$184	$(692)	$(508)	$89	$277	$366
Savings	81	(340)	(259)	17	27	44
Certificates of deposit	(619)	(1,232)	(1,851)	700	2,455	3,155
Short-term borrowings	14	(13)	1	(1)	37	36
Other borrowings	(15)	(16)	(31)	(135)	10	(125)
FHLB borrowings	(64)	(66)	(130)	113	4	117
Subordinated debt	2	(87)	(85)	2	15	17
Total interest expense	$(417)	$(2,446)	$(2,863)	$785	$2,825	$3,610
Net interest income*	$6,150	$(5,253)	$897	$6,069	$1,111	$7,180

(*)  Fully taxable equivalent using the rate of 21% for 2020, 2019, and 2018.
Note – Changes to rate/volume are allocated to both rate and volume on a proportional dollar basis

While net interest income dollars increased in 2020, Premier’s net interest margin decreased as the decrease in the yield earned on interest earning assets exceeded the decrease in the average rate paid on interest-bearing liabilities.  In 2020, the average yield on Premier’s loan portfolio decreased 37 basis points to 5.28% from the 5.65% earned in 2019.  Likewise, the average yield earned on the investment portfolio in 2020 decreased by 42 basis points to 2.22%, down from the 2.64% earned in 2019.  Earning yields dropped significantly in 2020 in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  Loan yields decreased as new loans were originated or existing loans were renewed under the lower interest rate environment.  Likewise, investment yields decreased as securities with call features were redeemed in-favor of  new issues with lower rates and mortgage-backed securities experience accelerated prepayments as mortgage borrowers began refinancing their mortgages, the underlying collateral for mortgage-backed securities, for new lower rates.  As a result, Premier’s reinvestment yields were lower.  As a direct result of the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate, the yield earned on interest-bearing deposits with other banks decreased by 175 basis points in 2020 to 0.35% and the yield on federal funds sold decreased by 191 basis points to 0.31%.  However, since loans outstanding are the predominant earning asset, comprising 71% of total earning assets, the net result of the decreases in yields earned in 2020 on all earning assets was more closely aligned with the decrease in the average yield on loans.  The average yield on all earning assets decreased by 50 basis points to 4.28% in 2020, down from the 4.78% earned in 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The decrease in the overall yield on earning assets in 2020, exceeded the 30 basis-point decrease in the average rate paid on interest-bearing liabilities in 2020. To offset the negative effects of the declining earning asset yields, Premier began decreasing the standard rates paid on its certificates of deposit in 2020 and also ceased offering special higher rates originally designed to attract new deposit balances.  Furthermore, as deposit balances continued to grow and the competition for bank deposits decreased, Premier decreased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in 2020.  The decrease in short-term interest rates as a result of the COVID-19 pandemic and the increases in deposit balances from stimulus money provided to business and personal deposit accounts resulted in less competition for deposit funds as well as lower internet based pricing for both transaction and time deposits.  As a result, the average rate paid on Premier’s certificates of deposit decreased the most, at 32 basis points to 1.41% in 2020, down from 1.73% in 2019.  As Premier reduced the rates paid on its transaction based deposits,  the average rate paid on interest-bearing NOW and money market deposits decreased by 15 basis points in 2020 to 0.17%, down from an average 0.32% paid in 2019.  Similarly, the average rate paid on savings accounts decreased by 12 basis points to 0.13% in 2020, down from an average 0.25% paid in 2019.  The overall effect was a 27 basis-point decrease in the average rate paid for all interest-bearing deposits to 0.57% in 2020, down from 0.84% in 2019. The average rate paid on the subordinated debt assumed in the acquisition of Bankshares decreased by 160 basis points to 5.21% in 2020.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three-month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily decreased during 2020.  Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements decreased by 6 basis points to 0.26% in 2020 compared to 0.32% during 2019.  Customer repurchase agreements are secured by the pledging of individual investment securities within Premier’s investment portfolio.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding fixed rate FHLB borrowings of First Bank.  The average rate paid on these fixed rate FHLB borrowings was 3.12% in 2020, up from 2.95% average rate paid in 2019 due to the repayment of maturing lower effective rate borrowings in 2019.   The net result on all interest-bearing liabilities was to decrease the average rate paid by 30 basis points to 0.58% in 2020, down from the 0.88% paid in 2019.  With the 50 basis-point decrease in the average yield earned exceeding the 30 basis-point decrease in the average rate paid, Premier’s net interest spread decreased by 20 basis points to 3.70% in 2020.  However, as the volume of average earnings assets exceeded the volume of average interest-bearing liabilities by $582.0 million, or 49.9%,  Premier’s net interest margin decreased by 29 basis points to 3.89% in 2020, down from the 4.18% earned in 2019.

In comparison to 2020, as net interest income dollars increased in 2019, Premier’s net interest margin also increased even though the increase in the average rate paid on interest-bearing liabilities exceeded the increase in the yield earned on interest earning assets.  In 2019, the average yield on Premier’s loan portfolio increased 27 basis points to 5.65% from the 5.38% earned in 2018.  Likewise, the average yield earned on the investment portfolio in 2019 increased by 26 basis points to 2.64%, up from the 2.38% earned in 2018.  Due to the cumulative effect of increases in short-term interest rates in 2018, the average yield earned on federal funds sold increased by 13 basis points in 2019 to 2.22%.  Similarly, the yield earned on interest-bearing deposits with other banks increased by 11 basis points in 2019 to 2.10%.  However, since loans outstanding are the predominant earning asset, comprising 72% of total earning assets, the net result of the increases in yields earned in 2019 on all earning assets was to increase the average yield by 24 basis points to 4.78% in 2019, up from the 4.54% earned in 2018.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The increase in the overall yield on earning assets in 2019, was exceeded by the 28 basis-point increase in the average rate paid on interest-bearing liabilities in 2019.  In order to remain competitive and retain its customer base of core deposits, Premier began increasing the rates paid on its certificates of deposit in late 2017, a trend that continued throughout all of 2018 and into 2019.  Furthermore, Premier increased the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the middle of 2018 which continued into the first half of 2019.  The rise in short-term interest rates as a result of five consecutive quarters of 25 basis-point increases in the Federal Funds target rate by the Federal Reserve Board of Governors from December 2017 thru December 2018 resulted in keen local competition for deposit funds as well as higher internet based pricing for both transaction and time deposits.  As a result, the average rate paid on Premier’s certificates of deposit increased the most, at 62 basis points to 1.73% in 2019, up from 1.11% in 2018.  With three subsequent 25 basis-points decreases in the Federal Funds target rate by the Federal Reserve Board of Governors from August 2019 thru October 2019, Premier began reducing the rates paid on its transaction based deposits such as savings, NOW and money market accounts in the latter half of 2019.  As a result, the average rate paid on interest-bearing NOW and money market deposits increased by only 7 basis points in 2019 to 0.32%, up from an average 0.25% paid in 2018.  Lastly, the average rate paid on savings accounts increased by 1 basis point to 0.25% in 2019, up from an average 0.24% paid in 2018.  The overall effect was a 28 basis-point increase in the average rate paid for all interest-bearing deposits to 0.84% in 2019, up from 0.56% in 2018.  Similarly, the average rate paid on the subordinated debt assumed in the acquisition of Bankshares increased by 28 basis points to 6.81% in 2019.  The interest rate paid on the subordinated debt adjusts quarterly in conjunction with the three month London Interbank Offered Rate (LIBOR) plus 2.95%, which steadily increased during 2018 and the early part of 2019 as short-term interest rates increased.   Similar to the trend on interest-bearing deposits, Premier’s average rate paid on short-term borrowings and overnight customer repurchase agreements increased by 17 basis points to 0.32% in 2019 compared to 0.15% during 2018.  Customer repurchase agreements are secured by the pledging of individual investment securities within Premier’s investment portfolio.  The average rate paid on Premier’s other borrowings increased by 27 basis points to 4.37% in 2019 as the remainder of the loan renewal fee was expensed during 2019 as the borrowing was paid off on this otherwise fixed rate borrowing.  In conjunction with the acquisition of First Bank on October 12, 2018, Premier assumed the outstanding FHLB borrowings of First Bank.  The average rate paid on these fixed-rate FHLB borrowings was 2.95% in 2019, up from 2.74% average rate paid in 2018 due to the repayment of maturing lower rate borrowings since the October 2018 acquisition date.  The net result on all interest-bearing liabilities was to increase the average rate paid by 28 basis points to 0.88% in 2019, up from the 0.60% paid in 2018.  With the 24 basis-point increase in the average yield earned exceeded by the 28 basis-point increase in the average rate paid, Premier’s net interest spread decreased by 4 basis points to 3.90% in 2019.  However, as the volume of average earnings assets exceeded the volume of average interest-bearing liabilities by $504.2 million, or 45.8%, Premier’s net interest margin increased by 5 basis points to 4.18% in 2019, up from the 4.13% earned in 2018.  Further discussion of interest income is included in the section of this report entitled "Balance Sheet Analysis."

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

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

As shown in the table of Non-Interest Income and Expense below, total fees and other income decreased by $888,000, or 9.5%, in 2020.  Service charges on deposit accounts decreased by $1,090,000, or 23.4%, largely due to a decrease in revenue from overdraft charges.  Service charges on deposit accounts decreased largely due to a $981,000, or 27.7%, decrease in customer overdraft fees.  Transaction based deposit account balances have increased significantly during 2020 compared to 2019.  As certain sectors of the economy have been recovering slowly after they were required to close in an effort to help curb the spread of the COVID-19 virus, deposit customers have reduced transaction activity and their propensity to overdraft their accounts.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, increased $184,000, or 5.3%, in 2020.  Electronic banking income increased largely due to a $192,000, or 6.6%, increase in income from debit card transaction activity resulting from an increase in electronic payment transactions to facilitate customer purchases during 2020.  These increases were partially offset by a 3.1% decrease in fees charged to non-customers for using Premier’s ATM network.  Secondary market mortgage income (commissions and fees earned from originating and selling mortgage loans to third parties in the secondary market) increased by $199,000, or 93.0%, in 2020 compared to 2019.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment resulting in an increase in home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.  Other non-interest income decreased by $181,000, or 18.6%, in 2020 compared to 2019.  Decreases in checkbook sales,  commissions on insurance premiums, income from Premier’s partial ownership of an insurance agency and commissions from brokerage and annuity sales were partially offset by an increase in income loan fees.

In 2019, total fees and other income increased by $236,000, or 2.6%.  Only 0.5%, or $45,000, of the increase was from the operations of Jackson since its acquisition on October 25, 2019.  Service charges on deposit accounts increased by $99,000, or 2.2%, largely due to an increase in revenue from consumer overdraft charges and an increase in service charge revenue on business deposit accounts which were partially offset by a decrease in service charges on consumer deposit accounts.  Premier implemented a more customer friendly overdraft response program at one subsidiary bank in 2017 and expanded that program to both subsidiary banks in 2018.  This program, as well as the additional number of accounts from the acquisitions of First Bank and Jackson has resulted in an increase in overall overdraft revenue.  Electronic banking income, which consists of debit and credit card transaction fees, ATM fees and internet banking fees, decreased by $42,000, or 1.2%, in 2019 due to decreases in merchant discount revenue and non-customer fees for using Premier’s ATM network.  These decreases were nearly offset by a 3.9% increase in debit card interchange revenue.  Premier continues to experience an increase in the number of customers who conduct their banking and purchasing electronically, primarily via the use of debit and ATM cards.  Revenue from these activities increased in 2019 due to increases in revenue from debit card transactions.  Secondary market mortgage income increased by $34,000, or 18.9%, in 2019 compared to 2018.  Due to the stabilization of stricter guidelines for originating mortgage loans imposed by the federal government and the slight decrease in long-term mortgage rates, Premier realized an increase in secondary market mortgage activity.  Other non-interest income increased by $145,000, or 17.6%, in 2019 compared to 2018.  Decreases in checkbook sales, commissions on insurance premiums, and annual fees on unpresented letters of credit were more than offset by increases in wire transfer fees, commissions from brokerage and annuity sales and a $158,000 increase in income from Premier’s investment in a commercial insurance agency.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Just as management continues to evaluate areas where non-interest income can be enhanced, it strives to find ways to improve the efficiency of its operations and utilize the economies of scale of the consolidated entity to reduce its operating costs.  Sometimes the expenses associated with acquisitions, as well as the inefficiency of the operations of acquired organizations, cloud these goals.  Premier’s 2020 net overhead ratio, or non-interest expense less non-interest income excluding securities transactions and other similar non-operating transactions to average earning assets, was 2.03%, down from the 2.14% realized in 2019 and the 2.16% realized in 2018.  In 2020, the actual dollars of net overhead increased by $1,029,000, or 3.0%, due to the $888,000 decrease in non-interest income detailed above and a $141,000 increase in non-interest expense.  However, the net overhead ratio decreased due to an increase in average earning assets,  due, in part, to the full year inclusion of the acquisition of Jackson.  In 2019, the actual dollars of net overhead increased by $3,057,000, or 9.7%, as the $236,000 increase in non-interest income, detailed above, was more than offset by the $3,293,000 increase in non-interest expense in 2019.  For the year 2020, net overhead was $35.5 million compared to $34.4 million in 2019, and $31.4 million in 2018.

Total non-interest expense in 2020 increased by $141,000, or 0.3%, from 2019 largely due to the full year of operations of the two new Jackson locations, acquired on October 25, 2019 which increased direct non-interest expenses by approximately $956,000 in 2020.  Overall increases in operating costs include increases in outside data processing costs and taxes not on income, but also increases in amortization of intangibles, FDIC insurance, and loan collection costs.  These increases were partially offset by decreases in staff costs, occupancy and equipment expenses, professional fees, and OREO writedowns and expenses.  In, 2019, total non-interest expense increased by $3,293,000, or 8.1%, from 2018.  The increases were largely due to increases in staff costs and OREO writedowns and expenses, but also due to increases in occupancy and equipment expenses, outside data processing costs, taxes not on income and an increase in the amortization of intangibles.  These increases were partially offset by decreases in professional fees, loan collection expenses and FDIC insurance in 2019.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

The following table is a summary of non-interest income and expense for each of the years in the three-year period ending December 31, 2020.

NON-INTEREST INCOME AND EXPENSE
(Dollars in thousands)
				Increase (Decrease) Over Prior Year
				2020		2019
	2020	2019	2018	Amount	Percent	Amount	Percent
Non-interest income:
Service charges on deposit accounts	$3,571	$4,661	$4,562	$(1,090)	(23.39)	$99	2.17
Electronic banking income	3,672	3,488	3,530	184	5.28	(42)	(1.19)
Secondary market mortgage income	413	214	180	199	92.99	34	18.89
Other	790	971	826	(181)	(18.64)	145	17.55
Total non-interest income	$8,446	$9,334	$9,098	$(888)	(9.51)	$236	2.59

Non-interest expense:
Salaries and wages	$17,345	$17,502	$16,118	$(157)	(0.90)	$1,384	8.59
Employee benefits	3,834	3,983	3,685	(149)	(3.74)	298	8.09
Total staff costs	21,179	21,485	19,803	(306)	(1.42)	1,682	8.49
Occupancy and equipment	6,827	6,909	6,294	(82)	(1.19)	615	9.77
Outside data processing	6,720	5,782	5,199	938	16.22	583	11.21
Professional fees	903	1,131	1,506	(228)	(20.16)	(375)	(24.90)
Taxes, other than payroll, property and income	1,233	973	888	260	26.72	85	9.57
Amortization of intangibles	952	885	778	67	7.57	107	13.75
OREO gains, losses and expenses, net	1,053	1,550	244	(497)	(32.06)	1,306	535.25
Loan collection expenses	479	342	746	137	40.06	(404)	(54.16)
FDIC insurance	301	223	564	78	34.98	(341)	(60.46)
Other expenses	4,258	4,484	4,449	(226)	(5.04)	35	0.79
Total non-interest expenses	$43,905	$43,764	$40,471	$141	0.32	$3,293	8.14

Staff costs decreased by $306,000, or 1.4%, in 2020 versus 2019, largely due to decreases in salaries and wages and employee benefits.  Salaries and wages decreased $157,000, or 0.9% and employee benefits decreased $149,000, or 3.7%.  The decrease in staff costs is largely due to reduced staffing hours at some of Premier’s branch locations, an increase in deferred loan costs related to the volume of PPP loans booked, and savings in medical insurance premiums from a one month payment furlough in the fourth quarter of 2020.   These savings more than offset $439,000 of additional staff costs related to the two newly acquired Jackson branches. In 2019, staff costs increased by $1,682,000, or 8.5%, versus 2018, largely due to an increase in salaries and wages.  Salaries and wages increased $1,384,000, or 8.6% partially due to $382,000 of additional salaries and wages paid to employees retained from the acquisition of First Bank included in the full year of 2019 and $117,000 of additional salaries and wages paid to employees retained from the acquisition of Jackson included since October 2019.  Otherwise, salaries and wages increased by $885,000, or 5.5% due to increases from the full year inclusion of employees of denovo branches opened in 2018 and increases in actual wages paid to employees.  Employee benefit costs increased by $298,000, or 8.1%, in 2019 partially due to the addition of employees from the First Bank and Jackson acquisitions as well as the denovo branches opened in 2018 plus increases in medical insurance benefit costs, employer payroll taxes and retirement benefit costs.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Occupancy and equipment expenses in total decreased by $82,000, or 1.2%, in 2020 compared to 2019.  Occupancy and equipment expense decreased, largely due to the gain on the sale of a branch building in 2020, which more than offset the $123,000 increase in occupancy and equipment costs from the Jackson branches and a $109,000 increase in information technology costs.    Overall increases in the cost to operate the branch facilities include building deprecation, building rent, real estate taxes, utility costs, janitorial costs and building supplies.  These costs were partially offset by decreases in building repairs and snow removal costs.  Overall equipment costs increased by $103,000 in 2020, largely due to increases in depreciation of furniture & fixtures, equipment rental costs, and ever increasing costs of information technology and purchased software subscriptions.  These increases were partially offset by a reduction in equipment maintenance, personal property taxes, small equipment purchases, and vehicle expenses.  In 2019, occupancy and equipment expenses in total increased by $615,000, or 9.8%, compared to 2018.  Occupancy expense increased by $193,000 in 2019, largely due to $137,000 of increased net occupancy expense from the branches First Bank and Jackson plus full year costs of the two denovo branches opened in 2018.  Overall increases in the cost to operate the branch facilities include building deprecation, real estate taxes, utility costs, and building maintenance.  These costs were partially offset by decreases in building repairs and snow removal plus additional rental income from the facilities obtained from the acquisition of First Bank.  Equipment costs increased by $422,000 in 2019, largely due to increases in depreciation of furniture & fixtures, equipment maintenance costs, personal property tax and ever increasing costs of information technology and purchased software subscriptions.  These increases were partially offset by a reduction in vehicle expenses.  The operations of First Bank and Jackson added approximately $139,000 to total equipment expense in 2019.

Outside data processing expense increased by $938,000, or 16.2%, in 2020 versus 2019. The $938,000 increase in outside data processing costs includes a $258,000 increase in internet and mobile banking charges, as banking by electronic means becomes more and more popular among Premier’s customer base, a $94,000 increase in ATM processing charges, as customers increased ATM activity in response to COVID-19, and a $410,000 increase in data line costs, as Premier migrated to a more robust data line network across its branch network.  In 2019, outside data processing expense increased $583,000, or 11.2%, versus 2018, as increases in costs due to the additional numbers of accounts and transactions from the acquisitions of First Bank and Jackson added to increases in expenses related to newer electronic banking technologies designed to improve banking convenience and security for our customers, such as person-to-person mobile payments and debit card locking features.  Other increases include the additional communication expenses for data and internet connectivity of the new branches.

Professional fees decreased by $228,000, or 20.2%, in 2020 versus 2019, largely due to higher legal and other expenses in 2019 related to the acquisition of Jackson.  In 2020, legal fees decreased by $307,000 and consulting fees decreased by $18,000 partially offset by a $98,000 increase in accounting and audit fees.  In 2019 professional fees decreased by $375,000, or 24.9%,  versus 2018, largely due to higher legal and other expenses in 2018 related to the acquisition of First Bank.  In 2019, legal fees decreased by $257,000, accounting and audit fees decreased by $36,000, and consulting fees decreased by $82,000.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Taxes not on income increased by $260,000, or 26.7%, in 2020 versus 2019, mainly due to a $287,000 increase in Kentucky based franchise taxes.  Otherwise, taxes not on income would have decreased by $27,000, or 2.8%.  The Kentucky franchise tax has been replaced in 2021 by a Kentucky net income tax newly applicable to the banking industry.  In 2019 taxes not on income increased by $85,000, or 9.6%, in 2019 versus 2018, largely due to a $72,000 increase in municipal taxes related to the First Bank Charleston location and the Huntington denovo branch opened in 2018 as well as higher Ohio and Virginia based franchise taxes.

Amortization of intangibles increased by $67,000, or 7.6%, in 2020 versus 2019, largely due to the $149,000 of additional amortization expense related to the core deposit intangible asset resulting from the acquisition of Jackson.  Otherwise, amortization of intangibles expense decreased by $82,000, due to decreases in the amortization rate related to prior acquisitions.  Premier uses an accelerated method to amortize its core deposit intangible assets over an 8 to 10 year period to simulate estimated deposit activity in the immediate months following a bank or branch acquisition.  In 2019, amortization of intangibles increased by $107,000, or 13.8%, in 2019 versus 2018, largely due to the $324,000 of additional amortization expense related to the core deposit intangible asset resulting from the acquisition of First Bank.  Otherwise, amortization of intangibles expense decreased by $217,000, due to a decrease in the amortization rate of the Bankshares intangible asset as well as a full year of savings from the end of amortization expense related to the purchase of four branches from Integra Bank back in 2010.  Premier uses an accelerated method to amortize its core deposit intangible assets over an 8 to 10 year period to simulate estimated deposit activity in the immediate months following a bank or branch acquisition.

OREO gains, losses and expenses resulted in net expenses of $1,053,000 in 2020 compared to $1,550,000 in 2019, and $244,000 of net expenses in 2018.  OREO expense represents the costs to operate, maintain and liquidate Other Real Estate acquired through foreclosure in satisfaction of unpaid loans.  In 2020, OREO gains, losses and expenses decreased by $497,000, or 32.1%, compared to the net expenses recorded in 2019, largely due to a $492,000 decrease in the writedown of existing OREO values and a $113,000 decrease in operating expenses.  These expenses reductions were partially offset by a $103,000 decrease in gains upon the sale of OREO.  The increase in 2019 includes a $650,000 increase in writedowns of existing OREO properties and a $779,000 decrease in gains upon the sale of OREO, partially offset by a $123,000 reduction in net costs incurred to maintain the OREO properties.  In the first quarter of 2018, Premier sold approximately $6.1 million of OREO properties and realized $1,080,000 of net gains upon their liquidation.  OREO expenses and writedowns are traditionally included in Premier’s total non-interest expenses, so the net gains from these sales reduced non-interest expense in 2018.  Excluding the $1,080,000 of net gains on OREO sales in the first quarter of 2018, Premier realized $110,000 of net losses on the sale of OREO in 2018 compared to $191,000 of net gains on the sale of OREO in 2019.

Loan collection expenses increased by $137,000, or 40.1%, in 2020 versus 2019, following a decrease of $404,000, or 54.2%, in 2019 versus 2018.  Loan collection expenses include attorney fees and other costs associated directly with the collection of a loan, foreclosure on collateral, the immediate liquidation or auction of such collateral, and other expenditures directly related to the collection of a loan.  These expenses can fluctuate from year to year depending on foreclosure and collection activities as well as whether collection efforts are successful and the borrower is required to reimburse the banks for their collection costs incurred.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

FDIC insurance expense increased by $78,000, or 35.0%, in 2020 versus 2019.  The increase in FDIC insurance premiums is partially the result of utilizing more FDIC based community bank assessment credits in 2019 than in 2020 to eliminate FDIC insurance premiums plus an increase in the FDIC insurance assessment base in 2020, largely due to the growth in deposits.  Such community bank assessment credits were fully utilized in the first half of 2020 and no credits were available to offset the third and fourth quarter 2020 premiums.  In 2019, FDIC insurance expense decreased by $341,000, or 60.5%, versus 2018.  The decrease in FDIC insurance expense is largely due to the implementation of a community bank FDIC assessment credit awarded to banks under $10 billion in total assets.  The credit was awarded to community banks as the FDIC Deposit Insurance Fund reserve ratio reached 1.35% in 2019.  The credit is available to offset FDIC insurance assessments at the discretion of the FDIC but is not refundable.  The Banks were able to utilize a substantial portion of the credits awarded to them to offset the 2019 third and fourth quarter FDIC assessments thus reducing 2019 FDIC insurance expense by roughly half.

Other non-interest expenses totaled $4,258,000 in 2020 a $226,000, or 5.0%, decrease from the $4,484,000 of other non-interest expenses recorded in 2019.  The decrease in other expenses is largely the result of decreases in marketing and business development expenses, employee training, lodging and meals, transportation and travel expenses, fraud and forged check losses, and stationary and supplies expense, as well as a decrease in direct conversion expenses primarily related to the Jackson acquisition incurred in 2019.  The decreases were partially offset by additional expenses in correspondent bank charges and loan origination costs.  In 2019, other non-interest expenses totaled $4,484,000, only a $35,000, or 0.8%, increase from the $4,449,000 of other non-interest expenses recorded in 2018.  The increase in other expenses is largely the result of increases in marketing and business development expenses, employee training, transportation and travel expenses, correspondent bank charges, fraud and forged check losses, courier and armored car services, and stationary and supplies expense.  The increases were substantially offset by savings in loan origination costs, postage, and freight expense as well as a decrease in direct conversion expenses primarily related to the First Bank acquisition incurred in 2018 and a decrease in shareholder relations expense resulting from costs incurred in 2018 associated with the special shareholder meeting to vote on the issuance of common stock to consummate the First Bank acquisition.

An analysis of the allowance for loan losses and related provision for loan losses is included in the Loan Portfolio section of the Balance Sheet Analysis of this report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2020

Applicable Income Taxes

Premier recognized $6,311,000 of income tax expense in 2020.  This amount compares to $7,025,000 of income tax expense in 2019, and $5,898,000 of income tax expense recorded in 2018.  Premier’s effective tax rate was 22.0% in 2020, similar to the 22.5% in 2019, and to 22.6% reported in 2018.  The slight decrease in the effective tax rate in 2020 is largely due to a decrease in state based income taxes.  As shown in Note 12 to the consolidated financial statements, all three years consistently reflect similar levels of tax exempt interest income partially offset by non-deductible expenses, as well as similar levels of state income tax expense.

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

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.  However, due to the complexity of the calculation and evolving guidance on adoption management has not yet determined the one-time adjustment.  On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted for a proposal to extend the implementation deadline for smaller reporting companies like Premier.  The proposal extends the implementation deadline for Premier for a period of three-years until January 1, 2023.  Premier has yet to adopt ASU No. 2016-13.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Item 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets - December 31, 2020 and 2019
Consolidated Statements of Income - Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020 the Company’s internal control over financial reporting is effective based on those criteria.

/s/ Robert W. Walker	/s/ Brien M. Chase
Robert W. Walker, President and	Brien M. Chase, Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Date: March 22, 2021	Date: March 22, 2021

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

B.           Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect Premier’s internal controls over financial reporting.

C.          Inherent Limitations on Internal Control

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
December 31, 2020, 2019, and 2018

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Premier Financial Bancorp, Inc.
Huntington, WV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Premier Financial Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment (qualitative factors). These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; document exceptions; and effects of changes in credit concentrations. Starting in 2020, an additional amount was added to the allowance to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of COVID-19.

We determined that auditing the qualitative factors applied to adjust historical loss experience within the general component of the allowance for loan losses is a critical audit matter.  The principal considerations for our determination are the high degree of subjectivity involved in management’s assessment of the risk of loss associated with each risk factor and the determination of weightings applied to each risk factor, requiring a significant degree of auditor judgment and significant audit effort.

Our audit procedures to address the critical audit matter included:

•
Testing management’s qualitative factors by evaluating the reliability of the underlying objective data used to derive the qualitative factors.  Based on the underlying data, we evaluated the reasonableness of management’s designation of the resulting adjustment to historical loss experience.  We also evaluated the reasonableness of weightings applied to each risk factor and the impact of changes in the factors from prior periods.

•	Testing the accuracy of the mathematical application of the qualitative factors to adjust historical loss experience, the loan balances used, and the resulting general reserve amounts.
•	Testing the completeness and accuracy of reports utilized in the allowance for loan losses calculation.
•	Performing analytical review procedures to determine if the overall allowance for loan losses balance was consistent with trends in the loan portfolio and economic conditions.

Crowe LLP

We have served as the Company's auditor since 1998.

Atlanta, Georgia
March 22, 2021

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Dollars in Thousands, Except Share Data)

	2020	2019
ASSETS
Cash and due from banks	$24,961	$23,091
Interest bearing bank balances	174,209	66,063
Federal funds sold	11,306	5,902
Cash and cash equivalents	210,476	95,056
Securities available for sale	421,190	390,754
Loans	1,214,378	1,195,295
Allowance for loan losses	(13,516)	(13,542)
Net loans	1,200,862	1,181,753
Federal Home Loan Bank stock, at cost	4,166	4,450
Premises and equipment, net	35,287	37,257
Other real estate owned, net	13,215	12,242
Interest receivable	5,991	4,699
Goodwill	47,640	47,640
Other intangible assets	4,424	5,376
Other assets	2,571	1,783
Total assets	$1,945,822	$1,781,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$487,675	$367,870
Time deposits, $250,000 and over	63,602	100,638
Other interest bearing	1,082,463	1,027,245
Total deposits	1,633,740	1,495,753
Securities sold under agreements to repurchase	33,827	20,428
FHLB advances	-	6,375
Subordinated debt	5,475	5,436
Interest payable	360	912
Deferred taxes	2,803	811
Other liabilities	9,710	11,054
Total liabilities	1,685,915	1,540,769

Stockholders’ equity
Common stock, no par value; 30,000,000 shares authorized; 14,674,379 shares issued and outstanding in 2020, and 14,657,432 shares issued and outstanding in 2019	134,110	133,795
Retained earnings	116,378	102,743
Accumulated other comprehensive income (loss)	9,419	3,703
Total stockholders’ equity	259,907	240,241
Total liabilities and stockholders’ equity	$1,945,822	$1,781,010

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2020	2019	2018
Interest income
Loans, including fees	$65,134	$65,237	$56,856
Securities available for sale
Taxable	8,376	9,261	7,022
Tax-exempt	625	348	254
Federal funds sold and other	336	1,732	1,689
Total interest income	74,471	76,578	65,821

Interest expense
Deposits	6,391	9,009	5,444
Repurchase agreements and other	74	70	34
FHLB advances and other borrowings	64	229	237
Subordinated debt	284	369	352
Total interest expense	6,813	9,677	6,067

Net interest income	67,658	66,901	59,754
Provision for loan losses	3,450	1,250	2,315
Net interest income after provision for loan losses	64,208	65,651	57,439

Non-interest income
Service charges on deposit accounts	3,571	4,661	4,562
Electronic banking income	3,672	3,488	3,530
Secondary market mortgage income	413	214	180
Other	790	971	826
	8,446	9,334	9,098
Non-interest expenses
Salaries and employee benefits	21,179	21,485	19,803
Occupancy and equipment expenses	6,827	6,909	6,294
Outside data processing	6,720	5,782	5,199
Professional fees	903	1,131	1,506
Taxes, other than payroll, property and income	1,233	973	888
Write-downs, expenses, sales of other real estate owned, net	1,053	1,550	244
Loan collection expenses	479	342	746
FDIC insurance	301	223	564
Amortization of intangibles	952	885	778
Other expenses	4,258	4,484	4,449
	43,905	43,764	40,471
Income before income taxes	28,749	31,221	26,066
Provision for income taxes	6,311	7,025	5,898

Net income	$22,438	$24,196	$20,168
Earnings per share:
Basic	$1.53	$1.65	$1.48
Diluted	1.52	1.64	1.47
Dividends per share	0.60	0.60	0.57

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31
(In Thousands, Except Per Share Data)

	2020	2019	2018

Net income	$22,438	$24,196	$20,168

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	7,235	9,564	(2,252)
Reclassification of realized amount	-	-	-
Net change in unrealized gain (loss) on securities	7,235	9,564	(2,252)
Less tax impact	(1,519)	(2,009)	473
Other comprehensive income (loss)	5,716	7,555	(1,779)

Comprehensive income	$28,154	$31,751	$18,389

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31
(In Thousands, Except Per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2018	$110,445	$74,983	$(2,073)	$183,355
Net income	-	20,168	-	20,168
Other comprehensive income	-	-	(1,779)	(1,779)
Cash dividends paid ($0.57 per share)	-	(7,805)	-	(7,805)
Cash in lieu of fractional share for 5 for 4 stock split	-	(13)	-	(13)
Stock issued to acquire subsidiary, net	22,358	-	-	22,358
Stock options exercised	193	-	-	193
Stock based compensation expense	252	-	-	252
Balances, December 31, 2018	133,248	87,333	(3,852)	216,729
Net income	-	24,196	-	24,196
Other comprehensive income (loss)	-	-	7,555	7,555
Cash dividends paid ($0.60 per share)	-	(8,786)	-	(8,786)
Stock options exercised	246	-	-	246
Stock based compensation expense	301	-	-	301
Balances, December 31, 2019	133,795	102,743	3,703	240,241
Net income	-	22,438	-	22,438
Other comprehensive income (loss)	-	-	5,716	5,716
Cash dividends paid ($0.60 per share)	-	(8,803)	-	(8,803)
Stock options exercised	35	-	-	35
Stock based compensation expense	280	-	-	280
Balances, December 31, 2020	$134,110	$116,378	$9,419	$259,907

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(In Thousands, Except Per Share Data)

	2020	2019	2018
Cash flows from operating activities
Net income	$22,438	$24,196	$20,168
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,065	2,046	1,722
Provision for loan losses	3,450	1,250	2,315
Amortization (accretion), net	2,459	7	1,295
Writedowns (gains) on other real estate owned, net	589	978	(450)
Stock compensation expense	280	301	252
Changes in:
Interest receivable	(1,292)	(59)	300
Deferred income taxes	472	512	33
Other assets	(788)	287	1,404
Interest payable	(552)	54	157
Other liabilities	(913)	(341)	(62)
Net cash from operating activities	28,208	29,231	27,134

Cash flows from investing activities
Net change on time deposits with other banks	-	1,094	1,488
Purchases of securities available for sale	(184,265)	(66,684)	(110,869)
Proceeds from maturities, sales and calls of securities available for sale	158,382	95,014	65,181
Purchase of FHLB stock	-	(10)	-
Redemption of FHLB stock	284	273	792
Acquisition of subsidiary, net of cash acquired (paid)	-	(4,863)	2,591
Net change in loans	(24,240)	(5,241)	13,431
Purchases of premises and equipment, net	(525)	(1,589)	(3,460)
Proceeds from sales of other real estate owned	1,416	2,348	7,778
Net cash from (used in) investing activities	(48,948)	20,342	(23,068)

Cash flows from financing activities
Net change in deposits	137,929	(20,118)	25,280
Net change in agreements to repurchase securities	13,399	(1,634)	(1,609)
Repayment of other borrowed funds	-	(2,500)	(2,500)
Repayment of other FHLB advances	(6,400)	(2,500)	(19,500)
Proceeds from stock option exercises	35	246	193
Cash in lieu of fractional shares	-	-	(13)
Common stock dividends paid	(8,803)	(8,786)	(7,805)
Net cash from (used in) financing activities	136,160	(35,292)	(5,954)

Net change in cash and cash equivalents	115,420	14,281	(1,888)

Cash and cash equivalents at beginning of year	95,056	80,775	82,663

Cash and cash equivalents at end of year	$210,476	$95,056	$80,775

Supplemental disclosures of cash flow information:
Cash paid during year for -
Interest	$7,365	$9,623	$5,911
Income taxes paid, net	6,245	6,943	4,578

Non-cash transactions
Loans transferred to real estate acquired through foreclosure	$2,978	$1,509	$1,386
Common stock issued to acquire First Bank	$-	$-	$22,358
Operating right-of-use asset resulting from lease liability	$(431)	$7,152	$-

See accompanying notes

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the “Company” or “Premier”) and its wholly-owned subsidiaries:

			Unaudited
			December 31, 2020
Subsidiary	Location	Year Acquired	Total Assets	Net Income
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$588,492	$6,110
Premier Bank, Inc.	Huntington, West Virginia	1998	1,350,164	18,396
Parent and Intercompany Eliminations			7,166	(2,068)
Consolidated total			$1,945,822	$22,438

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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Securities:  The Company classifies its securities portfolio as either securities available for sale or securities held to maturity.  Securities held to maturity are carried at amortized cost.  The Company had no securities classified as held to maturity at December 31, 2020 or 2019.

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
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
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

During the first three months of 2018, management updated its policies regarding estimation of probable incurred losses.  The updates included incorporating a common estimated loss ratio for all pass credits within a given loan classification, adding an additional qualitative factor for document exceptions on collectively impaired loans, and reallocating the qualitative portion of the allowance to align more closely to the inputs used to determine the qualitative portion.  The previous methodology allocated a higher loss ratio to loans graded “Watch” to estimate a higher credit risk on these loans due to risk downgrades resulting from document exceptions.  Loans graded “Watch” are considered pass credits.  The changes did not have a material impact on the overall allowance for loan losses or the provision for loan losses for the year ended December 31, 2020 and 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  An additional amount was added to the allowance to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of COVID-19.  The following portfolio segments have been identified as having differing risk characteristics:

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
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired company, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Impairment is evaluated using the aggregate of all banking operations.  Based upon the most recently completed goodwill impairment test, management concluded the recorded value of goodwill was not impaired as of October 31, 2020 based upon the estimated fair value of the Company’s single reporting unit.

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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Standards:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.  This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss estimate, which is referred to as the “current expected credit loss” or “CECL”.  The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts, in which organizations will now use forward-looking information to enhance their credit loss estimates on these assets.  The largest impact will be on the allowance for loan and lease losses.  The company has formed a committee to oversee the steps required in the adoption of the new current expected credit loss method.  The committee has selected a third-party vendor to assist in data analysis and modeling as well as the required disclosures. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.  Upon adoption, an initial cumulative increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.  However, due to the complexity of the calculation and evolving guidance on adoption management has not yet determined the one-time adjustment.  On July 17, 2019, the Financial Accounting Standards Board (“FASB”) voted for a proposal to extend the implementation deadline for smaller reporting companies like Premier.  The proposal extends the implementation deadline for Premier for a period of three-years until January 1, 2023.  Premier has yet to adopt ASU No. 2016-13.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

Included in cash and due from banks are certain interest bearing and non-interest bearing deposits that are held at the Federal Reserve or maintained in vault cash in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The balance requirement to be held in an account at the Federal Reserve was $0 at December 31, 2020 and 2019.  The elimination of a balance requirement at December 31, 2020 and 2019 was the result of a reclassification of certain transaction based deposits to non-transaction based deposits as permitted under Federal Reserve Regulation D.  The reserve requirements for non-transaction based deposits is significantly less than the reserve requirements for transaction based deposits.

NOTE 3 –SECURITIES

Amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$318,315	$9,777	$(292)	$327,800
U. S. sponsored agency CMO’s - residential	29,264	812	-	30,076
Total mortgage-backed securities of government sponsored agencies	347,579	10,589	(292)	357,876
U. S. government sponsored agency securities	2,490	136	-	2,626
Obligations of states and political subdivisions	53,639	1,361	-	55,000
Other securities	5,559	129	-	5,688
Total securities available for sale	$409,267	$12,215	$(292)	$421,190

2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$276,013	$3,618	$(322)	$279,309
U. S. sponsored agency CMO’s - residential	61,989	768	(113)	62,644
Total mortgage-backed securities of government sponsored agencies	338,002	4,386	(435)	341,953
U. S. government sponsored agency securities	30,538	280	(88)	30,730
Obligations of states and political subdivisions	15,570	453	(6)	16,017
Other securities	1,956	98	-	2,054
Total securities available for sale	$386,066	$5,217	$(529)	$390,754

Securities with an approximate carrying value of $254,303 and $255,699 at December 31, 2020 and 2019 were pledged to secure public deposits, trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 3 –SECURITIES
The amortized cost and fair value of securities at December 31, 2020 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, such as mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$19,121	$19,327
Due after one year through five years	14,894	15,341
Due after five years through ten years	20,284	20,767
Due after ten years	7,389	7,879
Mortgage-backed securities of government sponsored agencies	347,579	357,876
Total available for sale	$409,267	$421,190

Securities with unrealized losses at year-end 2020 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$58,207	$(292)	$-	$-	$58,207	$(292)
Total temporarily impaired	$58,207	$(292)	$-	$-	$58,207	$(292)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at December 31, 2020 and December 31, 2019 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS

Major classifications of loans at year-end are summarized as follows:

	2020	2019
Residential real estate	$378,659	$389,985
Multifamily real estate	37,978	36,684
Commercial real estate:
Owner occupied	164,706	164,218
Non-owner occupied	329,031	304,316
Commercial and industrial	90,062	105,079
SBA PPP	61,169	-
Consumer	23,984	29,007
Construction and land	92,648	136,138
All other	36,141	29,868
Total	$1,214,378	$1,195,295

The composition of the major classifications of the loans acquired from First National Bank of Jackson at October 25, 2019 are summarized as follows:

2019
Residential real estate	$15,156
Multifamily real estate	2,220
Commercial real estate:
Owner occupied	3,364
Non owner occupied	7,174
Commercial and industrial	4,133
Consumer	4,644
Construction and land	3,116
All other	1,825
Total	$41,632

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
Certain directors and executive officers of the Banks and companies in which they have beneficial ownership, were loan customers of the Banks during 2020 and 2019.

An analysis of the 2020 activity with respect to all director and executive officer loans is as follows:

Balance, December 31, 2019	$13,990
Additions, including loans now meeting disclosure requirements	5,784
Amounts collected and loans no longer meeting disclosure requirements	(3,527)
Balance, December 31, 2020	$16,247

Activity in the Allowance for Loan Losses

Activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2020 was as follows:

Loan Class	Balance Dec 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance Dec 31, 2020

Residential real estate	$1,711	$592	$(254)	$22	$2,071
Multifamily real estate	1,954	413	(2,183)	-	184
Commercial real estate:
Owner occupied	2,441	992	(566)	7	2,874
Non-owner occupied	3,184	2,168	(226)	3	5,129
Commercial and industrial	1,767	(235)	(47)	53	1,538
Consumer	281	82	(194)	57	226
Construction and land	1,724	(721)	(114)	57	946
All other	480	159	(198)	107	548
Total	$13,542	$3,450	$(3,782)	$306	$13,516

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
Purchased Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at December 31, 2020 and December 31, 2019.

	2020	2019
Residential real estate	$2,092	$2,565
Commercial real estate
Owner occupied	1,012	1,804
Non-owner occupied	2,357	2,628
Commercial and industrial	16	305
Consumer	9	22
Construction and land	368	483
All other	110	174
Total carrying amount	$5,964	$7,981
Contractual principal balance	$9,267	$11,681

Carrying amount, net of allowance	$5,964	$7,981

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2020 and December 31, 2019.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
The accretable yield, or income expected to be collected, on the purchased loans above is as follows the three years ended December 31, 2020.

	2020	2019	2018
Balance at January 1	$619	$642	$754
New loans purchased	-	318	139
Accretion of income	(82)	(180)	(134)
Loans placed on non-accrual	-	(82)	(63)
Income recognized upon full repayment	(68)	(79)	(38)
Reclassifications from non-accretable difference	-	-	(16)
Disposals	(192)	-	-
Balance at December 31	$277	$619	$642

As part of the acquisitions of First National Bank of Jackson on October 25, 2019 and First Bank of Charleston on October 12, 2018, the Company purchased credit impaired loans for which it was probable at acquisition that all contractually required payments would not be collected.  The contractually required payments of such loans from First National Bank of Jackson totaled $1,704, while the cash flow expected to be collected at acquisition totaled $1,651 and the fair value of the acquired loans totaled $1,333.  The contractually required payments of such loans from First Bank of Charleston totaled $9,876, while the cash flow expected to be collected at acquisition totaled $7,780 and the fair value of the acquired loans totaled $7,641.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and December 31, 2019.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition or interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

December 31, 2020	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,144	$3,955	$1,348
Commercial real estate
Owner occupied	2,601	2,103	7
Non-owner occupied	3,305	2,230	975
Commercial and industrial	1,173	604	-
Consumer	168	94	1
Construction and land	12	10	1
Total	$12,403	$8,996	$2,332

December 31, 2019	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,801	$4,618	$1,425
Multifamily real estate	4,113	3,726	-
Commercial real estate
Owner occupied	3,399	2,995	-
Non-owner occupied	3,120	1,852	340
Commercial and industrial	1,026	420	451
Consumer	364	313	9
Construction and land	470	440	3
All other	75	73	-
Total	$18,368	$14,437	$2,228

Nonaccrual loans and impaired loans are defined differently.  Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$378,659	$3,978	$3,190	$7,168	$371,491
Multifamily real estate	37,978	32	-	32	37,946
Commercial real estate:
Owner occupied	164,706	1,197	814	2,011	162,695
Non-owner occupied	329,031	987	2,196	3,183	325,848
Commercial and industrial	90,062	75	476	551	89,511
SBA PPP	61,169	-	-	-	61,169
Consumer	23,984	190	38	228	23,756
Construction and land	92,648	-	5	5	92,643
All other	36,141	23	-	23	36,118
Total	$1,214,378	$6,482	$6,719	$13,201	$1,201,177

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 days past due	Total Past Due	Loans Not Past Due

Residential real estate	$389,985	$9,479	$3,192	$12,671	$377,314
Multifamily real estate	36,684	-	3,726	3,726	32,958
Commercial real estate:
Owner occupied	164,218	337	1,199	1,536	162,682
Non-owner occupied	304,316	838	1,017	1,855	302,461
Commercial and industrial	105,079	245	708	953	104,126
Consumer	29,007	309	230	539	28,468
Construction and land	136,138	3,856	4	3,860	132,278
All other	29,868	-	73	73	29,795
Total	$1,195,295	$15,064	$10,149	$25,213	$1,170,082

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and December 31, 2019.

December 31, 2020	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,071	$-	$2,071	$57	$376,510	$2,092	$378,659
Multifamily real estate	-	184	-	184	-	37,978	-	37,978
Commercial real estate:
Owner occupied	240	2,634	-	2,874	1,981	161,713	1,012	164,706
Non-owner occupied	385	4,744	-	5,129	1,843	324,831	2,357	329,031
Commercial and industrial	374	1,164	-	1,538	548	89,498	16	90,062
SBA PPP	-	-	-	-	-	61,169	-	61,169
Consumer	-	226	-	226	-	23,975	9	23,984
Construction and land	-	946	-	946	-	92,280	368	92,648
All other	-	548	-	548	-	36,031	110	36,141
Total	$999	$12,517	$-	$13,516	$4,429	$1,203,985	$5,964	$1,214,378

December 31, 2019	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$1,711	$-	$1,711	$63	$387,357	$2,565	$389,985
Multifamily real estate	1,737	217	-	1,954	3,726	32,958	-	36,684
Commercial real estate:
Owner occupied	653	1,788	-	2,441	2,685	159,729	1,804	164,218
Non-owner occupied	271	2,913	-	3,184	3,830	297,858	2,628	304,316
Commercial and industrial	390	1,377	-	1,767	678	104,096	305	105,079
Consumer	-	281	-	281	-	28,985	22	29,007
Construction and land	51	1,673	-	1,724	431	135,224	483	136,138
All other	-	480	-	480	-	29,694	174	29,868
Total	$3,102	$10,440	$-	$13,542	$11,413	$1,175,901	$7,981	$1,195,295

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
In the tables below, total individually evaluated impaired loans include certain purchased loans that were acquired with deteriorated credit quality that are still individually evaluated for impairment.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020.  The table includes $689 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$175	$57	$-
Commercial real estate
Owner occupied	2,295	1,815	-
Non-owner occupied	1,638	743	-
Commercial and industrial	509	-	-
	4,617	2,615	-
With an allowance recorded:
Commercial real estate
Owner occupied	$506	$490	$240
Non-owner occupied	1,638	1,465	385
Commercial and industrial	581	548	374
	2,725	2,503	999
Total	$7,342	$5,118	$999

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
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

The following table presents by loan class, the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three years ended December 31, 2020.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Year ended Dec 31, 2020			Year ended Dec 31, 2019			Year ended Dec 31, 2018
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$60	$-	$-	$186	$-	$-	$300	$-	$-
Multifamily real estate	2,246	-	-	3,803	-	-	2,534	11	11
Commercial real estate:
Owner occupied	2,119	12	12	3,624	15	15	3,094	57	57
Non-owner occupied	3,526	75	75	8,062	712	712	9,226	412	412
Commercial and industrial	701	7	7	549	4	4	904	22	22
Construction and land	266	-	-	814	123	123	3,977	24	15
All other	-	-	-	-	-	-	173	10	10
Total	$8,918	$94	$94	$17,038	$854	$854	$20,208	$536	$527

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring (“TDR”) when loan terms are modified due to a borrower’s financial difficulties and a concession is granted to a borrower that would not have otherwise been considered. Most of the Company’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.  The determination of an insignificant delay in payment is evaluated based on the facts and circumstances of the individual borrower(s).

The following table presents TDR’s as of December 31, 2020 and 2019:

December 31, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$19	$203	$222
Commercial real estate
Owner occupied	-	195	195
Non-owner occupied	856	-	856
Total	$875	$398	$1,273

December 31, 2019	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$32	$157	$189
Multifamily real estate	3,636	-	3,636
Commercial real estate
Owner occupied	1,162	207	1,369
Non-owner occupied	-	2,656	2,656
Commercial and industrial	191	-	191
Total	$5,021	$3,020	$8,041

At December 31, 2020, $276 in specific reserves were allocated to loans that had restructured terms, resulting in a provision for loan losses of $96 for the year ended December 31, 2020.  At December 31, 2019, $2,471 in specific reserves were allocated to loans that had restructured terms, resulting in a provision for loan losses of $929 for the year ended December 31, 2019.  There were no commitments to lend additional amounts on these loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
There was one new TDR in residential real estate for $56 that occurred during the year ended December 31, 2020 and no new TDR’s that occurred during the year ended December 31, 2019.

During the years ended December 31, 2020 and 2019, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

The following table presents the status of the remaining loans as of December 31, 2020 with some degree of payment modification under the CARES Act.

December 31, 2020	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Residential real estate	$560	$338	$898
Multifamily real estate	667	-	667
Commercial real estate
Owner occupied	10,567	396	10,963
Non-owner occupied	17,659	214	17,873
Commercial and industrial	-	898	898
Consumer	7	19	26
Construction and land	2,472	3,849	6,321
Total	$31,932	$5,714	$37,646

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
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

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 4 - LOANS (Continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$365,397	$3,093	$10,169	$-	$378,659
Multifamily real estate	35,412	2,566	-	-	37,978
Commercial real estate:
Owner occupied	155,707	4,686	4,313	-	164,706
Non-owner occupied	312,139	13,959	2,933	-	329,031
Commercial and industrial	84,948	3,747	1,367	-	90,062
SBA PPP	61,169	-	-	-	61,169
Consumer	23,837	5	142	-	23,984
Construction and land	88,587	3,833	228	-	92,648
All other	36,141	-	-	-	36,141
Total	$1,163,337	$31,889	$19,152	$-	$1,214,378

As of December 31, 2020, there were no loans with payment deferrals under the CARES Act that were delinquent or on nonaccrual status.  As of December 31, 2020, one non-owner occupied loan totaling $3.8 million was risk rated special mention and one residential real estate loan totaling $38 was risk rated substandard.  The Company evaluates its deferred loans after a deferral period expires to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.  Otherwise, loans are returned to their original payment terms.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2020	2019
Land and improvements	$7,455	$7,500
Buildings and leasehold improvements	26,577	26,777
Furniture and equipment	12,393	12,224
Assets purchased not yet placed in service	50	560
	46,475	47,061
Less: accumulated depreciation	(17,910)	(16,956)
Premises and equipment owned, net	28,565	30,105
Right of use asset related to operating leases (detailed below)	6,722	7,152
Premises and equipment owned, net	$35,287	$37,257

Operating Leases: The Company leases certain banking facilities and equipment under various agreements with original terms provide for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases of the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of December 31, 2020, the weighted average remaining lease term for operating leases was 8.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 0.89%.

Total lease expense for the year ended December 31, 2020, which is included in net occupancy and equipment expense, was $1,363, consisting of $163 short-term lease expense and $1,200 of operating lease expense.

Total lease expense for the year ended December 31, 2019, which is included in net occupancy and equipment expense, was $1,241, consisting of $103 short-term lease expense and $1,138 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2021	$1,067
2022	1,050
2023	805
2024	680
2025	681
2026 and thereafter	2,813
Total undiscounted cash flows	7,096
Discounted cash flows	(374)
Total lease liability	$6,722

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2020	2019	2018
Beginning of year	$47,640	$47,640	$35,371
Acquired goodwill	-	-	12,269
Impairment	-	-	-
End of year	$47,640	$47,640	$47,640

Acquired intangible assets at December 31, 2020 and 2019 were as follows.

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$8,702	$(4,278)	$8,702	$(3,326)

Aggregate intangible amortization expense was $952 for 2020, $885 for 2019, and $778 for 2018.

Estimated amortization expense for each of the next five years:

2021	$882
2022	686
2023	612
2024	606
2025	606
Thereafter	1,032
$4,424

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 7 – DEPOSITS

At December 31, 2020 the scheduled maturities of time deposits are as follows:

2021	$238,490
2022	47,809
2023	17,303
2024	11,471
2025	10,422
Thereafter	58
$325,553

Certain directors and executive officers of the Banks and companies in which they have beneficial ownership were deposit customers of the Banks during 2020 and 2019.  The balance of such deposits at December 31, 2020 and 2019 were approximately $10,605 and $11,355.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to ninety days from the transaction date.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	2020	2019
Year-end balance	$33,827	$20,428
Average balance during the year	$26,528	$21,704
Average interest rate during the year	0.26%	0.32%
Maximum month-end balance during the year	$33,827	$23,020
Weighted average interest rate at year-end	0.38%	0.49%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The Banks own stock of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB-Cin), and Federal Home Loan Bank of Pittsburgh, Pennsylvania (FHLB-Pitt). This stock allows the Banks to borrow advances from the FHLB.  At December 31, 2020 the total amount of borrowing permitted by the FHLB-Cin was $62,149 and the total amount of borrowing permitted by the FHLB-Pitt was $465,236.

As part of the acquisition of First Bank, the Company assumed advances from FHLB-Pitt.  During 2019, $2,500 matured and were paid off.  The remaining $6,375 matured and were paid off in 2020. Reported interest expense on the advances includes the periodic accretion of the fair value adjustments and any prepayment penalties incurred.

During 2020 and 2019, the Banks borrowed on a short-term basis and paid-off these FHLB advances as they matured.  There were $6,375 of FHLB borrowings with original maturities greater than one-year, net of fair value adjustments, outstanding at December 31, 2019, which have interest rates ranging from 1.77% to 2.33% with an average rate of 2.08%. At December 31, 2020, all FHLB advances have been paid off.

NOTE 10 – SUBORDINATED DEBENTURES

As part of the acquisition of Bankshares, the Company formally assumed $6,186 of junior subordinated debentures (“Debentures”) issued to FNB Capital Trust One (“Trust”), a statutory business trust formed by Bankshares on February 26, 2004.  The Debentures were issued to Trust in exchange for ownership of all of the common equity of Trust and the proceeds of mandatorily redeemable securities sold by Trust to third party investors (“Capital Securities”).  Interest on the Debentures is payable quarterly to the Trust at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.95% updated quarterly.  The interest rate on the Debentures was 3.159% at December 31, 2020 and 4.884% at December 31, 2019.  The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore Trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability.

The Debentures mature on April 24, 2034; however, the Company may redeem the Debentures, in whole or in part, at 100% of the principal amount plus any accrued and unpaid interest.  The Debentures held by Trust are the sole asset of the trust.  The Debentures held by Trust may be included in the Tier 1 capital of the Company (with certain limitations applicable) under current regulatory guidelines and interpretations.  The carrying value of the Debentures includes the remaining unamortized fair value adjustment recorded as a result of the acquisition of Bankshares on January 15, 2016.  Reported interest expense on the Debentures includes the periodic amortization of the fair value adjustment.  The Company’s investment in the common stock of the Trust is $186 and is included in other assets at December 31, 2020 and 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWED FUNDS

On August 26, 2015, the Company executed and delivered to First Guaranty Bank of Hammond, Louisiana (“First Guaranty”) a Promissory Note and Business Loan Agreement dated August 26, 2015 for the principal amount of $12,000, bearing interest at a fixed rate of 4.00% per annum and requiring 59 monthly principal payments of $143 plus accrued interest and one final principal and interest payment of $3,575 due on August 26, 2020.  Through a series of additional principal payments, the Company was able to fully retire the borrowing before the end of June 2019.  The Promissory Note was secured by the pledge of 25% of Premier’s interest in Premier Bank, Inc. (a wholly owned subsidiary) under a Commercial Pledge Agreement dated August 26, 2015.  The proceeds of this note were used to refinance a $4,500 balance plus accrued interest due under Premier’s previous Promissory Note to First Guaranty; pay off the remaining $5,400 balance plus accrued interest due to The Bankers’ Bank of Kentucky, Inc. of Frankfort, Kentucky (“Bankers’ Bank”) under a Term Note dated September 8, 2010; and pay the remaining $2,000 balance plus accrued interest due on Premier’s $5,000 Line of Credit with Bankers’ Bank.  The sum of the disbursements totaled $11,946 and the final $54 on the Term Note was not borrowed.  At the time of origination, Premier’s chairman owned approximately 23.8% of the voting stock of First Guaranty Bancshares, parent company for First Guaranty.  However, Premier’s board of directors, the chairman abstaining, and audit committee determined prior to its vote to authorize the company to enter into the loan transaction that the terms of the financing, including the interest rate and collateral, were no less favorable than those which could be obtained from other financial institutions.  The outstanding principal balance on the borrowing is $0 at  December 31, 2020 and 2019.

On June 28, 2019 the Company executed and delivered to First Guaranty a Change in Terms Agreement modifying its Promissory Note and Business Loan Agreement dated June 30, 2012 that established a Line of Credit with the bank extending the right to request and receive monies from First Guaranty on the line of credit until June 30, 2022.  The Change in Terms Agreement increased the principal amount of $3,000 to $6,000, bearing interest floating daily at the “Wall Street Journal” prime rate (currently 3.25%), with a floor of 4.25%.  Under the terms of the Promissory Note, the Company may request and receive advances from First Guaranty from time to time.  Accrued interest on any amounts outstanding is payable monthly, and any amounts outstanding are payable on demand or at maturity.  The Promissory Note is secured by the pledge of 25% of Premier’s interest in Premier Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement modified on June 30, 2012.  At December 31, 2020 and 2019, Premier had no outstanding balance on this line of credit with First Guaranty.

On September 24, 2020 the Company executed and delivered to Bankers’ Bank a Line of Credit Renewal Agreement dated September 7, 2020 extending the right to request and receive monies from Bankers’ Bank on Premier’s existing line of credit until September 7, 2021.  The line of credit renewal maintained the principal amount of $5,000, bearing interest floating daily at the “JP Morgan Chase” prime rate (currently 3.25%), with a floor of 4.00%.  Under the terms of the original Promissory Note, Premier may request and receive advances from Bankers’ Bank from time to time, but the aggregate outstanding principal balance under the Promissory Note at any time shall not exceed $5,000.  Accrued interest on amounts outstanding is payable quarterly, and any amounts outstanding are payable on demand or on September 7, 2021.  The Promissory Note is secured by a pledge of Premier’s 100% interest in Citizens Deposit under a Stock Pledge and Security Agreement dated September 7, 2012.  At December 31, 2020 and 2019, Premier had no outstanding balance on this line of credit with Bankers’ Bank.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	2020	2019	2018
Current	$5,839	$6,476	$5,782
Deferred	472	563	120
Change in valuation allowance	-	(14)	(4)
Provision for income taxes	$6,311	$7,025	$5,898

The Company’s deferred tax assets and liabilities at December 31 are shown below.

	2020	2019
Deferred tax assets
Allowance for loan losses	$3,045	$2,969
Purchase accounting adjustments	296	605
Net operating loss carryforward	369	453
Alternative minimum tax credit carryforward	-	3
Write-downs of other real estate owned	479	374
Taxable income on non-accrual loans	909	981
Accrued expenses	220	278
Other	13	16
Total deferred tax assets	5,331	5,679

Deferred tax liabilities
Amortization of intangibles	$(3,097)	$(3,072)
Depreciation	(1,337)	(1,320)
Federal Home Loan Bank dividends	(265)	(267)
Deferred loan fees	(672)	(588)
Unrealized gain on investment securities	(2,504)	(984)
Other	(101)	(101)
Total deferred tax liabilities	(7,976)	(6,332)

Valuation allowance on deferred tax assets	(158)	(158)
Net deferred taxes	$(2,803)	$(811)

At December 31, 2020 the Company had federal net operating loss carryforwards of $1,006, a federal alternative minimum tax credit carryforward of $0, and various state net operating loss carryforwards of $2,425 which begin to expire in 2022.  The deductibility of these net operating losses is limited under IRC Sec. 382.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 12 – INCOME TAXES
At both December 31, 2020 and 2019, the Company maintained a valuation allowance of $158 against the portion of its District of Columbia net operating loss carryforward that is not expected to be utilized before expiration due to separate company limitations.  All other deferred tax assets are more likely than not to be utilized; therefore, no additional valuation allowance is needed.

An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

	2020		2019		2018
U.S. federal income tax rate	$6,037	21.0%	$6,556	21.0%	$5,474	21.0%
Changes from the statutory rate
State income taxes, net	566	2.0	693	2.2	518	2.0
Tax-exempt interest income	(246)	(0.9)	(163)	(0.5)	(143)	(0.5)
Non-deductible interest expense related to carrying tax-exempt interest earning assets	16	0.1	15	-	11	-
Non-deductible stock compensation expense, net	25	0.1	28	0.1	12	-
Tax credits, net	(96)	(0.3)	(134)	(0.4)	(71)	(0.3)
Change in valuation allowance	-	-	14	-	4	-
Other	9	-	16	0.1	93	0.4
	$6,311	22.0%	$7,025	22.5%	$5,898	22.6%

Unrecognized Tax Benefits: The Company does not have any beginning or ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2020, 2019, and 2018 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return and a combined return in the state of West Virginia and the District of Columbia. The Company also files a corporate income tax return in the state of Kentucky and Maryland.  The Company is no longer subject to examination by taxing authorities for years before 2016.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has qualified profit sharing plans that cover substantially all employees. Contributions to the plans consist of a Company match and additional amounts at the discretion of the Company’s Board of Directors.  Total contributions to the plans were $589, $587, and $557 in 2020, 2019, and 2018.

NOTE 14 – STOCK COMPENSATION EXPENSE

From time to time the Company grants stock options to its employees.  The Company estimates the fair value of the options at the time they are granted to employees and expenses that fair value over the vesting period of the option grant.  In 2012, the Company registered 687,500 shares of its common stock to be reserved for stock-based incentive programs over the subsequent 10 years (“the 2012 Long-term Incentive Plan”).

On March 18, 2020, 74,025 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $8.50, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 18, 2023.  On March 20, 2019, 72,075 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.57, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 20, 2022.  On March 21, 2018, 67,875 incentive stock options were granted out of the 2012 Long Term Incentive Plan at an exercise price of $15.12, the closing market price of Premier’s common stock on the grant date.  These options vest in three equal annual installments ending on March 21, 2021.

The fair value of the Company’s employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. The assumptions used in the Black-Scholes option-pricing model are as follows

	2020	2019	2018
Risk-free interest rate	0.79%	2.34%	2.69%
Expected option life (yrs)	5.11	5.48	5.37
Expected stock price volatility	25.45%	28.45%	22.47%
Dividend yield	7.06%	3.85%	3.17%
Weighted average fair value of options granted during the year	$0.71	$2.91	$2.49

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option life for the 2020, 2019, and 2018 grants were estimated based upon the weighted-average life of options exercised since January 1, 2012.  The expected stock price volatility is based on historical volatilities of the Company’s common stock during the three-year period prior to the grant date.  The dividend yield was estimated by annualizing the current quarterly dividend on the Company’s common stock at the time of the option grant.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)
On June 9, 2020, 11,000 shares of Premier’s common stock were granted to President and CEO, Robert W. Walker as stock-based bonus compensation under the 2012 Long-term Incentive Plan.  The fair value of the stock at the time of the grant was $14.54 per share based upon the closing price of Premier’s stock on the date of grant and $160 of stock-based compensation was recorded as a result.

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

Compensation expense of $280, $301, and $252 was recorded for the years ended December 31, 2020, 2019, and 2018, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $62 at December 31, 2020. This unrecognized expense is expected to be recognized over the next 26 months based on the vesting periods of the options.

During the year ending December 31, 2020, 6,187 options were exercised while 26,979 options were exercised during the year ending December 31, 2019 and 28,151 options were exercised during the year ending December 31, 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 14 – STOCK COMPENSATION EXPENSE (Continued)
A summary of the Company’s stock option activity is as follows:

	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	332,641	$12.54	298,383	$11.66	262,811	$10.63
Grants	74,025	8.50	72,075	15.57	67,875	15.12
Exercises	(6,187)	6.16	(26,979)	10.13	(28,151)	10.12
Forfeitures or expired	(1)	6.47	(10,838)	14.21	(4,152)	13.91
Outstanding at year-end	400,478	$11.90	332,641	$12.54	298,383	$11.66

Exercisable at year-end	257,535	$11.92	200,123	$10.67	172,577	$9.55
Weighted average remaining life	5.0		5.0		5.2

Options outstanding at year-end are expected to fully vest.

Additional information regarding stock options outstanding and exercisable at December 31, 2020 is provided in the following table:

	Outstanding			Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$4.00 to $6.00	30,901	$5.29	$248	30,901	0.82	$5.29	$247
$8.01 to $10.00	89,740	8.46	433	15,715	2.22	8.28	79
$10.01 to $12.00	96,595	10.70	250	96,595	4.33	10.70	250
$14.01 to $16.00	183,242	15.32	-	114,323	6.98	15.25	-
Outstanding at Dec 31, 2020	400,478	11.90	$931	257,534	4.96	11.92	$576

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 15 – RELATED PARTY TRANSACTIONS

During 2020, 2019, and 2018, the Company paid approximately $752, $752, and $742 for printing, supplies, statement rendering, furniture, and equipment to a company more than 50% of which is beneficially owned by the Company’s Chairman of the Board and whose board of directors includes two members of the Company’s Board of Directors.

During 2020, 2019, and 2018, the Company paid approximately $52, $52, and $52 to lease its headquarters facility at 2883 Fifth Avenue, Huntington, West Virginia from River City Properties, LLC, an entity the majority interest of which is owned by the Company’s Chairman of the Board.

NOTE 16 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for 2020, 2019, and 2018 is presented below:

	2020	2019	2018
Basic earnings per share:
Income available to common stockholders	$22,438	$24,196	$20,168
Weighted average common shares outstanding	14,667,756	14,639,775	13,634,439
Earnings per share	$1.53	$1.65	$1.48

Diluted earnings per share:
Income available to common stockholders	$22,438	$24,196	$20,168
Weighted average common shares outstanding	14,667,756	14,639,775	13,634,439
Add dilutive effects of potential additional common stock	64,033	83,367	102,179
Weighted average common and dilutive potential Common shares outstanding	14,731,789	14,723,142	13,736,618
Earnings per share assuming dilution	$1.52	$1.64	$1.47

There were 183,242 stock options considered antidilutive for 2020 and no stock options considered antidilutive for 2019 and 2018.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 17 – FAIR VALUE (Continued)
The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$199,170	$198,820	$350	$-	$199,170
Federal funds sold	11,306	11,306	-	-	11,306
Securities available for sale	421,190	-	421,190	-	421,190
Loans, net	1,200,862	-	-	1,209,579	1,209,579
Federal Home Loan Bank stock	4,166	n/a	n/a	n/a	n/a
Interest receivable	5,991	-	1,301	4,690	5,991

Financial liabilities
Deposits	$1,633,740	$1,308,188	$327,448	$-	$1,635,636
Securities sold under agreements to repurchase	33,827	-	33,827	-	33,827
Subordinated debt	5,475	-	5,366	-	5,366
Interest payable	360	4	356	-	360

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$89,154	$88,556	$599	$-	$88,556
Federal funds sold	5,902	5,902	-	-	5,902
Securities available for sale	390,754	-	390,754	-	390,754
Loans, net	1,181,753	-	-	1,172,575	1,172,575
Federal Home Loan Bank stock	4,450	n/a	n/a	n/a	n/a
Interest receivable	4,699	4	1,110	3,585	4,699

Financial liabilities
Deposits	$1,495,753	$1,070,610	$424,886	$-	$1,495,496
Securities sold under agreements to repurchase	20,428	-	20,428	-	20,428
FHLB advances	6,375	-	6,406	-	6,406
Subordinated debt	5,436	-	5,527	-	5,527
Interest payable	912	15	897	-	912

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$327,800	$-	$327,800	$-
U. S. agency CMO’s	30,076	-	30,076	-
Total mortgage-backed securities of government sponsored agencies	357,876	-	357,876	-
U. S. government sponsored agency securities	2,626	-	2,626	-
Obligations of states and political subdivisions	55,000	-	55,000	-
Other securities	5,688	-	5,688	-
Total securities available for sale	$421,190	$-	$421,190	$-

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 17 – FAIR VALUE (Continued)
Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at December 31, 2020 Using
	Dec 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$250	$-	$-	$250
Non-owner occupied	1,080	-	-	1,080
Commercial and industrial	174	-	-	174
Total impaired loans	$1,504	$-	$-	$1,504

Other real estate owned:
Residential real estate	$206	$-	$-	$206
Multifamily real estate	10,838	-	-	10,838
Commercial real estate
Owner occupied	829	-	-	829
Construction and land	400	-	-	400
Total OREO	$12,273	$-	$-	$12,273

Impaired loans, which are measured for impairment using the value of the collateral for collateral dependent loans, had a recorded investment of $2,503 at December 31, 2020 with a valuation allowance of $999 resulting in a provision for loan losses of $837 for the year ended December 31, 2020.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $12,273, which is made up of the outstanding balance of $14,320, net of a valuation allowance of $2,047 at December 31, 2020, resulting in write downs of $677 during the year ended December 31, 2020.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 17 – FAIR VALUE (Continued)
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$250	sales comparison	adjustment for estimated realizable value	74%-74% (74%)
Non-owner occupied	1,080	income approach	adjustment for differences in net operating income expectations	15%-37% (25%)
Commercial and industrial	174	sales comparison	adjustment for estimated realizable value	50%-85% (62%)
Total impaired loans	$1,504

Other real estate owned:
Residential real estate	$206	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (18.1%)
Multifamily real estate	10,838	income approach	adjustment for differences in net operating income expectations	42.0%-70.4% (45.5%)
Commercial real estate
Owner occupied	829	sales comparison	adjustment for estimated realizable value	22.1%-26.8% (25.2%)
Construction and land	400	sales comparison	adjustment for estimated realizable value	50.3%-98.6% (80.5%)
Total OREO	$12,273

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.  In addition, the Banks offer a service whereby deposit customers, for a fee, are permitted to overdraw their accounts up to a certain de minimis amount, also known as “courtesy overdraft protection”.  The aggregate unused portion of “overdraft protection” was $23,373 and $23,165 at December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Banks had the following financial instruments whose approximate contract amounts represent credit risk:

	2020	2019
Standby letters of credit	$1,603	$2,419

Commitments to extend credit
Fixed interest rate	$17,510	$25,591
Variable interest rate	132,174	120,185

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
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 19 - LEGAL PROCEEDINGS

Legal proceedings involving the Company and its subsidiaries periodically arise in the ordinary course of business, including claims by debtors and their related interests against the Company’s subsidiaries following initial collection proceedings. These legal proceedings sometimes can involve claims for substantial damages.  At December 31, 2020 management is unaware of any legal proceedings for which the expected outcome would have a material adverse effect upon the consolidated financial statements of the Company.

NOTE 20 - STOCKHOLDERS’ EQUITY

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to capital requirements and additional restrictions as discussed below.  During 2020 the Banks could, without prior approval, declare dividends to the Company of approximately $12.3 million plus any 2020 net profits retained to the date of the dividend declaration.

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

In 2020, the Company elected to adopt the regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the Community Bank Leverage Ratio ("CBLR"), to determine regulatory capital adequacy.  The community bank leverage ratio requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its subsidiary banks meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.  Under interim guidance issued in June 2020, a community bank leverage ratio of Total Tier 1 capital to quarterly average assets must be at least 8.00% to be considered well capitalized in 2020, at least 8.50% in year 2021, and at least 9.00% in year 2022.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)
The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2020 are presented in the table below.

			To Be Well Capitalized Under Prompt Corrective
	Actual		Action Provisions
2020	Amount	Ratio	Amount	Ratio
Tier I Capital (to average assets):
Consolidated (1)	$207,774	11.25%	$147,798	8.00%
Premier Bank, Inc.	136,787	10.71	102,177	8.00
Citizens Deposit Bank	47,470	8.36	45,434	8.00
(1) The consolidated company is not subject to Prompt Corrective Action Provisions.

An additional capital conservation buffer is now part of the minimum regulatory capital ratios under the regulatory framework for prompt corrective action.  The capital conservation buffer is measured as a percentage of risk weighted assets and was phased-in over a four-year period from 2016 thru 2019.  As of January 1, 2019, the capital conservation buffer requirement is 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Tier 1 Capital to risk weighted assets, Total Capital to risk weighted assets and Common Equity Tier 1 Capital (CET1) to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchase of common shares by the Company.  At December 31, 2019, the capital ratios of the Affiliate Banks and the Company exceeded the new minimum capital ratios plus the fully phased-in 2.50% capital buffer requiring a CET1 Capital to risk-weighted assets ratio of at least 7.00%, a Tier 1 Capital to risk-weighted assets ratio of at least 8.50% and a Total Capital to risk-weighted assets ratio of at least 10.50%.  The Company’s capital conservation buffer was 8.46% at December 31, 2019.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 20 - STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the subsidiary Banks’ capital amounts and ratios as of December 31, 2019 are presented in the table below.

			For Capital Adequacy Purposes Including 2.50% Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions Including 2.50% Capital
	Actual		Conservation Buffer		Conservation Buffer
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
Consolidated (1)	$206,275	16.46%	$131,615	10.50%	$156,684	12.50%
Premier Bank, Inc.	144,793	15.80	96,248	10.50	114,581	12.50
Citizens Deposit Bank	47,466	14.08	35,387	10.50	42,128	12.50

Tier I Capital (to risk-weighted assets):
Consolidated (1)	$192,733	15.38%	$106,545	8.50%	$131,615	10.50%
Premier Bank, Inc.	133,609	14.58	77,915	8.50	96,248	10.50
Citizens Deposit Bank	45,108	13.38	28,647	8.50	35,387	10.50

Common Equity Tier I Capital (to risk-weighted assets):
Consolidated (1)	$186,733	14.90%	$87,743	7.00%	$112,812	9.00%
Premier Bank, Inc.	133,609	14.58	64,166	7.00	82,499	9.00
Citizens Deposit Bank	45,108	13.38	23,592	7.00	30,332	9.00

Tier I Capital (to average assets):
Consolidated (1)	$192,733	11.27%	$68,422	4.00%	$85,528	5.00%
Premier Bank, Inc.	133,609	11.31	47,240	4.00	59,051	5.00
Citizens Deposit Bank	45,108	8.54	21,128	4.00	26,410	5.00
(1) The ratios for capital adequacy purposes do not include the additional capital conservation buffer.

As of December 31, 2020 and 2019, the most recent notification from each of the Banks’ primary Federal regulators categorized the subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and Common Equity Tier 1 risk-based ratios as set forth in the tables above or a minimum CBLR of 8.00% in 2020.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets
December 31
	2020	2019
ASSETS
Cash	$22,654	$13,184
Investment in subsidiaries	242,999	232,509
Premises and equipment	619	622
Other assets	325	754
Total assets	$266,597	$247,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,215	$1,392
Subordinated debt	5,475	5,436
Total liabilities	6,690	6,828

Stockholders’ equity
Common stock	134,110	133,795
Retained earnings	116,378	102,743
Accumulated other comprehensive income (loss)	9,419	3,703
Total stockholders’ equity	259,907	240,241

Total liabilities and stockholders’ equity	$266,597	$247,069

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)
Condensed Statement of Operations
Years Ended December 31
	2020	2019	2018
Income
Dividends from subsidiaries	$19,700	$19,050	$18,740
Interest and dividend income	10	7	7
Other income	2,557	2,277	2,163
Total income	22,267	21,334	20,910

Expenses
Interest expense on other borrowings	-	30	156
Interest expense on subordinated debt	284	369	352
Salaries and employee benefits	3,577	3,582	3,252
Occupancy and equipment expenses	448	438	394
Professional fees	309	443	689
Other expenses	637	591	659
Total expenses	5,255	5,453	5,502

Income before income taxes and equity in undistributed income of subsidiaries	17,012	15,881	15,408

Income tax (benefit)	(652)	(699)	(723)

Income before equity in undistributed income of subsidiaries	17,664	16,580	16,131
Equity in undistributed income of subsidiaries	4,774	7,616	4,037
Net income	$22,438	$24,196	$20,168

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, and 2018
(Dollars in Thousands, Except Per Share Data)

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)
Condensed Statement of Cash Flows
Years Ended December 31
	2020	2019	2018
Cash flows from operating activities
Net income	$22,438	$24,196	$20,168
Adjustments to reconcile net income to net cash from operating activities
Depreciation	78	78	93
Amortization	39	30	30
Stock compensation expense	280	301	252
Equity in undistributed earnings of subsidiaries	(4,774)	(7,616)	(4,037)
Change in other assets	429	(24)	(181)
Change in other liabilities	(147)	13	(43)
Net cash from operating activities	18,343	16,978	16,282

Cash flows from investing activities
Repayment of investments in nonbank subsidiaries	-	50	-
Investments in subsidiaries	-	(1,500)	-
Acquisition of subsidiary, net of cash received	-	-	(5,212)

Purchases of fixed assets, net of proceeds from asset sales	(105)	(63)	(80)
Net cash from investing activities	(105)	(1,513)	(5,292)

Cash flows from financing activities
Cash dividends paid to shareholders	(8,803)	(8,786)	(7,805)
Cash in lieu of fractional shares	-	-	(13)
Proceeds from stock option exercises	35	246	193
Payments on other borrowed funds	-	(2,500)	(2,500)
Net cash from financing activities	(8,768)	(11,040)	(10,125)

Net change in cash and cash equivalents	9,470	4,425	865

Cash and cash equivalents at beginning of year	13,184	8,759	7,894
Cash and cash equivalents at end of year	$22,654	$13,184	$8,759

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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

None

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

PART III

Item 10, 11, 12, 13 and 14.  Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company’s proxy statement is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

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
December 31, 2020

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

3.2	Bylaws of registrant, as amended through September 23, 2009 (filed as Exhibit 3.1(ii)) to Form 8-K filed September 23, 2009 is incorporated herein by reference.
4.1	Description of Premier Financial Bancorp, Inc. Common Stock (included as Exhibit 4.1 to Form 10-K filed on March 12, 2020) is incorporated herein by reference.
***10.1
Premier Financial Bancorp, Inc.’s 2002 Employee Stock Ownership Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2002, filed on April 30, 2002 with the Commission, is incorporated herein by reference.

***10.2	Form of Stock Option Agreement pursuant to 2002 Employee Stock Ownership Incentive Plan, filed as Exhibit 10.1 to form 8-K filed January 24, 2005, is incorporated herein by reference.
***10.3
Premier Financial Bancorp, Inc.’s 2012 Long Term Incentive Plan, filed as Annex A to definitive proxy statement dated May 17, 2012, filed on April 27, 2012 with the Commission, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Exhibit Number	Description of Document
10.4	Loan Agreement between Premier Financial Bancorp, Inc. and First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.1 to form 8-K filed June 29, 2012, is incorporated herein by reference.
10.5	Promissory Note to First Guaranty Bank, Hammond, Louisiana, filed as Exhibit 10.2 to form 8-K filed June 29, 2012, is incorporated herein by reference.
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

10.15
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2019 filed as Exhibit 10.4 to form 8-K filed September 16, 2019, is incorporated herein by reference.

10.16
Line of Credit Renewal Agreement between Premier Financial Bancorp, Inc. and The Bankers’ Bank of Kentucky, Inc. dated September 7, 2020 filed as Exhibit 10.4 to form 8-K filed September 28, 2020, is incorporated herein by reference.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Exhibit Number	Description of Document
14.1
Premier Financial Bancorp, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, filed as Exhibit 14.1 to form 10-K filed on April 14, 2004, is incorporated herein by reference.

14.2	Premier Financial Bancorp, Inc. Code of Business Conduct and Ethics, filed as Exhibit 14.2 to form 10-K filed on April 14, 2004, is incorporated herein by reference.
21	Subsidiaries of registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert W. Walker
31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Brien M. Chase
32	Robert W. Walker and Brien M. Chase Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*** Denotes executive compensation plans and arrangements.

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

By: /s/ Robert W. Walker, President
Robert W. Walker, President

Date: March 22, 2021

PREMIER FINANCIAL BANCORP, INC.
FORM 10-K
December 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert W. Walker	Principal Executive and Director	March 22, 2021
Robert W. Walker

/s/ Brien M. Chase	Principal Financial and Accounting	March 22, 2021
Brien M. Chase	Officer

/s/ Toney K. Adkins	Director	March 17, 2021
Toney K. Adkins

/s/ Harry M. Hatfield	Director	March 17, 2021
Harry M. Hatfield

/s/ Lloyd G. Jackson II	Director	March 17, 2021
Lloyd G. Jackson II

/s/ Philip E. Cline	Director	March 17, 2021
Philip E. Cline

/s/ Keith F. Molihan	Director	March 17, 2021
Keith F. Molihan

/s/ Marshall T. Reynolds	Chairman of the Board	March 17, 2021
Marshall T. Reynolds

/s/ Neal Scaggs	Director	March 17, 2021
Neal Scaggs

/s/ Thomas W. Wright	Director	March 17, 2021
Thomas W. Wright