Form 10-Q
period 2021-03-31
PREMIER FINANCIAL BANCORP INC
filed 2021-05-07
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer □		Accelerated filer □
Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐
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

Common stock, no par value, – 14,715,620 shares outstanding at April 28, 2021

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

2.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q may wish to refer to the registrant’s Form 10-K for the year ended December 31, 2020 for further information in this regard.

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$24,076	$24,961
Interest bearing bank balances	153,468	174,209
Federal funds sold	7,665	11,306
Cash and cash equivalents	185,209	210,476
Securities available for sale	492,464	421,190
Loans	1,261,908	1,214,378
Allowance for loan losses	(14,027)	(13,516)
Net loans	1,247,881	1,200,862
Federal Home Loan Bank stock, at cost	4,166	4,166
Premises and equipment, net	34,539	35,287
Other real estate owned, net	13,011	13,215
Interest receivable	6,192	5,991
Goodwill	47,640	47,640
Other intangible assets	4,202	4,424
Other assets	2,484	2,571
Total assets	$2,037,788	$1,945,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$528,637	$487,675
Time deposits, $250 and over	66,089	63,602
Other interest bearing	1,101,713	1,082,463
Total deposits	1,696,439	1,633,740
Securities sold under agreements to repurchase	39,980	33,827
Subordinated debt	5,485	5,475
Interest payable	272	360
Other liabilities	49,933	12,513
Total liabilities	1,792,109	1,685,915

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,706,608 shares issued and outstanding at March 31, 2021, and 14,674,379 shares issued and outstanding at December 31, 2020	134,322	134,110
Retained earnings	106,017	116,378
Accumulated other comprehensive income	5,340	9,419
Total stockholders' equity	245,679	259,907
Total liabilities and stockholders' equity	$2,037,788	$1,945,822

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$15,448	$15,754
Securities available for sale
Taxable	1,329	2,543
Tax-exempt	171	89
Federal funds sold and other	39	258
Total interest income	16,987	18,644

Interest expense
Deposits	765	2,165
Repurchase agreements and other	12	24
FHLB advances	-	30
Subordinated debt	60	83
Total interest expense	837	2,302

Net interest income	16,150	16,342
Provision for loan losses	648	1,000
Net interest income after provision for loan losses	15,502	15,342

Non-interest income
Service charges on deposit accounts	733	1,106
Electronic banking income	1,007	818
Security gains	1,096	-
Secondary market mortgage income	111	66
Other	197	259
	3,144	2,249
Non-interest expenses
Salaries and employee benefits	4,615	5,408
Occupancy and equipment expenses	1,789	1,725
Outside data processing	1,717	1,531
Professional fees	403	244
Taxes, other than payroll, property and income	131	275
Write-downs, expenses, sales of other real estate owned, net	164	68
Amortization of intangibles	222	242
FDIC insurance	127	(4)
Other expenses	1,022	1,248
	10,190	10,737
Income before income taxes	8,456	6,854
Provision for income taxes	1,906	1,486

Net income	$6,550	$5,368

Net income per share:
Basic	$0.45	$0.37
Diluted	0.44	0.36

5.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2021	2020
Net income	$6,550	$5,368

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(4,067)	6,892
Reclassification of realized amount	(1,096)	-
Net change in unrealized gain (loss) on securities	(5,163)	6,892
Less tax impact	1,084	(1,447)
Other comprehensive income (loss)	(4,079)	5,445

Comprehensive income	$2,471	$10,813

6.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2020	$133,795	$102,743	$3,703	$240,241
Net income	-	5,368	-	5,368
Other comprehensive income	-	-	5,445	5,445
Cash dividends paid ($0.15 per share)	-	(2,200)	-	(2,200)
Stock options exercised	31	-	-	31
Stock based compensation expense	40	-	-	40
Balances, March 31, 2020	$133,866	$105,911	$9,148	$248,925

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2021	$134,110	$116,378	$9,419	$259,907
Net income	-	6,550	-	6,550
Other comprehensive income (loss)	-	-	(4,079)	(4,079)
Cash dividends paid ($1.15 per share)	-	(16,911)	-	(16,911)
Stock options exercised	191	-	-	191
Stock based compensation expense	21	-	-	21
Balances, March 31, 2021	$134,322	$106,017	$5,340	$245,679

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS)

	2021	2020
Cash flows from operating activities
Net income	$6,550	$5,368
Adjustments to reconcile net income to net cash from operating activities
Depreciation	520	460
Provision for loan losses	648	1,000
Amortization, net of accretion	1,141	94
Writedowns of other real estate owned, net	21	14
Stock compensation expense	21	40
Gain on the disposition of securities available for sale	(1,096)	-
Changes in:
Interest receivable	(201)	(493)
Other assets	87	434
Interest payable	(88)	(47)
Other liabilities	1,803	455
Net cash from operating activities	9,406	7,325

Cash flows from investing activities
Purchases of securities available for sale	(112,295)	(47,360)
Proceeds from maturities and calls of securities available for sale	47,024	40,458
Proceeds from the sale of securities available for sale	25,526	-
Redemption of FHLB stock	-	136
Net change in loans	(47,340)	8,960
Purchases of premises and equipment, net	(71)	(181)
Proceeds from sales of other real estate acquired through foreclosure	349	380
Net cash from (used in) investing activities	(86,807)	2,393

Cash flows from financing activities
Net change in deposits	62,701	(33,390)
Net change in agreements to repurchase securities	6,153	(734)
Advances from FHLB	-	5,000
Repayment of FHLB advances	-	(3,400)
Proceeds from stock option exercises	191	31
Common stock dividends paid	(16,911)	(2,200)
Net cash from (used in) financing activities	52,134	(34,693)

Net change in cash and cash equivalents	(25,267)	(24,975)

Cash and cash equivalents at beginning of period	210,476	95,056

Cash and cash equivalents at end of period	$185,209	$70,081

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$925	$2,349
Loans transferred to real estate acquired through foreclosure	166	891
Security purchases settled in subsequent period	37,000	-
Operating right-of-use asset resulting from lease liability	(299)	171

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

				March 31, 2021
		Year		Net Income
Subsidiary	Location	Acquired	Assets	Qtr
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$635,866	$1,874
Premier Bank, Inc.	Huntington, West Virginia	1998	1,394,858	5,165
Parent and Intercompany Eliminations			7,064	(489)
Consolidated Total			$2,037,788	$6,550

All significant intercompany transactions and balances have been eliminated.

Estimates in the Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. Those accounting policies that management believes are the most important to the presentation and understanding of our financial condition and results of operations include the allowance for loan losses, business combinations and impairment of goodwill, and the identification and evaluation of impaired loans.  The estimates and assumptions used in these calculations affect the amounts reported in the financial statements and the disclosures provided.  At this time, management does not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic. The effects of government measures to curb the spread of the COVID-19 virus on the local or national economy are uncertain and could cause assumptions and conditions to change in the near term.  In the event that changes to assumptions or conditions from what was originally estimated were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at March 31, 2021 are summarized as follows:

2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$259,484	$7,414	$(560)	$266,338
U. S. sponsored agency CMO’s - residential	22,869	696	-	23,565
Total mortgage-backed securities of government sponsored agencies	282,353	8,110	(560)	289,903
U. S. government sponsored agency securities	140,342	121	(1,553)	138,910
Obligations of states and political subdivisions	57,692	945	(400)	58,237
Other securities	5,317	97	-	5,414
Total available for sale	$485,704	$9,273	$(2,513)	$492,464

Amortized cost and fair value of investment securities, by category, at December 31, 2020 are summarized as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$318,315	$9,777	$(292)	$327,800
U. S. sponsored agency CMO’s - residential	29,264	812	-	30,076
Total mortgage-backed securities of government sponsored agencies	347,579	10,589	(292)	357,876
U. S. government sponsored agency securities	2,490	136	-	2,626
Obligations of states and political subdivisions	53,639	1,361	-	55,000
Other securities	5,559	129	-	5,688
Total available for sale	$409,267	$12,215	$(292)	$421,190

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
The amortized cost and fair value of securities at March 31, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$18,208	$18,340
Due after one year through five years	24,682	25,086
Due after five years through ten years	146,043	144,781
Due after ten years	14,418	14,354
Mortgage-backed securities of government sponsored agencies	282,353	289,903
Total available for sale	$485,704	$492,464

During the first three months of 2021 Premier sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  There were no sales of securities during the first three months of  2020.

Securities with unrealized losses at March 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$66,447	$(1,553)	$-	$-	$66,447	$(1,553)
U.S government sponsored agency MBS – residential	66,994	(560)	-	-	66,994	(560)
Obligations of states and political subdivisions	15,333	(400)	-	-	15,333	(400)
Total temporarily impaired	$148,774	$(2,513)	$-	$-	$148,774	$(2,513)

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
Securities with unrealized losses at December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency MBS – residential	$58,207	$(292)	$-	$-	$58,207	$(292)
Total temporarily impaired	$58,207	$(292)	$-	$-	$58,207	$(292)

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at March 31, 2021 and December 31, 2020 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE 3 – LOANS

Major classifications of loans at March 31, 2021 and December 31, 2020 are summarized as follows:

	2021	2020
Residential real estate	$379,679	$378,659
Multifamily real estate	33,414	37,978
Commercial real estate:
Owner occupied	174,206	164,706
Non-owner occupied	332,765	329,031
Commercial and industrial	87,223	90,062
SBA PPP	98,298	61,169
Consumer	22,005	23,984
Construction and land	98,794	92,648
All other	35,524	36,141
	$1,261,908	$1,214,378

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 was as follows:

Loan Class	Balance Dec 31, 2020	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2021

Residential real estate	$2,071	$99	$(60)	$1	$2,111
Multifamily real estate	184	(18)	-	-	166
Commercial real estate:
Owner occupied	2,874	95	-	1	2,970
Non-owner occupied	5,129	499	-	-	5,628
Commercial and industrial	1,538	(95)	(63)	5	1,385
Consumer	226	1	(26)	4	205
Construction and land	946	74	-	2	1,022
All other	548	(7)	(28)	27	540
Total	$13,516	$648	$(177)	$40	$14,027

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 was as follows:

Loan Class	Balance Dec 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance March 31, 2020

Residential real estate	$1,711	$216	$(93)	$4	$1,838
Multifamily real estate	1,954	150	-	-	2,104
Commercial real estate:
Owner occupied	2,441	342	(566)	3	2,220
Non-owner occupied	3,184	479	(24)	3	3,642
Commercial and industrial	1,767	22	-	28	1,817
Consumer	281	2	(69)	27	241
Construction and land	1,724	(349)	-	37	1,412
All other	480	138	(74)	38	582
Total	$13,542	$1,000	$(826)	$140	$13,856

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at March 31, 2021 and December 31, 2020.

	2021	2020
Residential real estate	$2,025	$2,092
Commercial real estate
Owner occupied	680	1,012
Non-owner occupied	2,006	2,357
Commercial and industrial	14	16
Consumer	8	9
Construction and land	337	368
All other	38	110
Total carrying amount	$5,108	$5,964
Contractual principal balance	$8,060	$9,267

Carrying amount, net of allowance	$5,108	$5,964

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three-months ended March 31, 2021 and March 31, 2020.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The accretable yield, or income expected to be collected, on the purchased loans above is as follows at March 31, 2021 and March 31, 2020.

	2021	2020
Balance at January 1	$277	$619
New loans purchased	-	-
Accretion of income	(87)	(36)
Loans placed on non-accrual	(5)	-
Income recognized upon full repayment	-	(7)
Reclassifications from non-accretable difference	219	-
Disposals	-	-
Balance at March 31	$404	$576

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and December 31, 2020.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

March 31, 2021	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,506	$3,562	$807
Commercial real estate
Owner occupied	3,861	3,602	94
Non-owner occupied	5,367	4,216	7
Commercial and industrial	1,066	490	-
Consumer	147	85	1
Construction and land	11	9	-
Total	$14,958	$11,964	$909

December 31, 2020	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,144	$3,955	$1,348
Commercial real estate
Owner occupied	2,601	2,103	7
Non-owner occupied	3,305	2,230	975
Commercial and industrial	1,173	604	-
Consumer	168	94	1
Construction and land	12	10	1
Total	$12,403	$8,996	$2,332

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$379,679	$2,763	$2,512	$5,275	$374,404
Multifamily real estate	33,414	-	-	-	33,414
Commercial real estate:
Owner occupied	174,206	1,999	580	2,579	171,627
Non-owner occupied	332,765	988	935	1,923	330,842
Commercial and industrial	87,223	30	367	397	86,826
SBA PPP	98,298	-	-	-	98,298
Consumer	22,005	144	13	157	21,848
Construction and land	98,794	-	4	4	98,790
All other	35,524	-	-	-	35,524
Total	$1,261,908	$5,924	$4,411	$10,335	$1,251,573

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$378,659	$3,978	$3,190	$7,168	$371,491
Multifamily real estate	37,978	32	-	32	37,946
Commercial real estate:
Owner occupied	164,706	1,197	814	2,011	162,695
Non-owner occupied	329,031	987	2,196	3,183	325,848
Commercial and industrial	90,062	75	476	551	89,511
SBA PPP	61,169	-	-	-	61,169
Consumer	23,984	190	38	228	23,756
Construction and land	92,648	-	5	5	92,643
All other	36,141	23	-	23	36,118
Total	$1,214,378	$6,482	$6,719	$13,201	$1,201,177

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2021:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,111	$-	$2,111	$56	$377,598	$2,025	$379,679
Multifamily real estate	-	166	-	166	-	33,414	-	33,414
Commercial real estate:
Owner occupied	291	2,679	-	2,970	3,797	169,729	680	174,206
Non-owner occupied	653	4,975	-	5,628	4,123	326,636	2,006	332,765
Commercial and industrial	277	1,108	-	1,385	400	86,809	14	87,223
SBA PPP	-	-	-	-	-	98,298	-	98,298
Consumer	-	205	-	205	-	21,997	8	22,005
Construction and land	-	1,022	-	1,022	-	98,457	337	98,794
All other	-	540	-	540	-	35,486	38	35,524
Total	$1,221	$12,806	$-	$14,027	$8,376	$1,248,424	$5,108	$1,261,908

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020:

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2021.  The table includes $71,000 of loans acquired with deteriorated credit quality that the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$172	$56	$-
Commercial real estate
Owner occupied	3,547	3,305	-
Non-owner occupied	1,320	421	-
Commercial and industrial	509	-	-
	5,548	3,782	-
With an allowance recorded:
Commercial real estate
Owner occupied	508	492	291
Non-owner occupied	4,019	3,773	653
Commercial and industrial	440	400	277
	4,967	4,665	1,221
Total	$10,515	$8,447	$1,221

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2021 and March 31, 2020.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended March 31, 2021			Three months ended March 31, 2020
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$57	$-	$-	$62	$-	$-
Multifamily real estate	-	-	-	3,761	-	-
Commercial real estate:
Owner occupied	3,050	152	152	2,408	3	3
Non-owner occupied	3,201	-	-	4,362	36	36
Commercial and industrial	474	1	1	726	1	1
Construction and land	-	-	-	378	-	-
Total	$6,782	$153	$153	$11,697	$40	$40

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

The following table presents TDR’s as of March 31, 2021 and December 31, 2020:

March 31, 2021	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1	$215	$216
Commercial real estate
Owner occupied	-	189	189
Non-owner occupied	856	-	856
Total	$857	$404	$1,261

December 31, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$19	$203	$222
Commercial real estate
Owner occupied	-	195	195
Non-owner occupied	856	-	856
Total	$875	$398	$1,273

At March 31, 2021, $306,000 in specific reserves was allocated to loans that had restructured terms resulting in a provision for loan losses of $30,000 for the three months ended March 31, 2021, compared to $203,000 in provision for loan losses on restructured loans during the three months ended March 31, 2020.  At December 31, 2020, $276,000 in specific reserves was allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
There were no TDR’s that occurred during the three months ended March 31, 2021 or the three months ended March 31, 2020.

During the three months ended March 31, 2021 and the three months ended March 31, 2020, there were no TDR’s for which there was a payment default within twelve months following the modification.

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

The following table presents the status of the remaining loans as of March 31, 2021 and December 31, 2020 with some degree of payment modification under the CARES Act.

March 31, 2021	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total
Commercial real estate
Owner occupied	$967	$5,108	$6,075
Non-owner occupied	3,839	12,293	16,132
Construction and land	5,769	-	5,769
Total	$10,575	$17,401	$27,976

December 31, 2020	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Residential real estate	$560	$338	$898
Multifamily real estate	667	-	667
Commercial real estate
Owner occupied	10,567	396	10,963
Non-owner occupied	17,659	214	17,873
Construction and industrial	-	898	898
Consumer	7	19	26
Construction and land	2,472	3,849	6,321
Total	$31,932	$5,714	$37,646

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
As of March 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$366,902	$2,950	$9,827	$-	$379,679
Multifamily real estate	30,955	2,459	-	-	33,414
Commercial real estate:
Owner occupied	165,784	4,540	3,882	-	174,206
Non-owner occupied	303,662	24,348	4,755	-	332,765
Commercial and industrial	82,656	3,291	1,276	-	87,223
SBA PPP	98,298	-	-	-	98,298
Consumer	21,866	-	139	-	22,005
Construction and land	94,093	4,639	62	-	98,794
All other	35,498	26	-	-	35,524
Total	$1,199,714	$42,253	$19,941	$-	$1,261,908

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$365,397	$3,093	$10,169	$-	$378,659
Multifamily real estate	35,412	2,566	-	-	37,978
Commercial real estate:
Owner occupied	155,707	4,686	4,313	-	164,706
Non-owner occupied	312,139	13,959	2,933	-	329,031
Commercial and industrial	84,948	3,747	1,367	-	90,062
SBA PPP	61,169	-	-	-	61,169
Consumer	23,837	5	142	-	23,984
Construction and land	88,587	3,833	228	-	92,648
All other	36,141	-	-	-	36,141
Total	$1,163,337	$31,889	$19,152	$-	$1,214,378

As of March 31, 2021 and December 31, 2020, there were no loans with payment deferrals under the CARES Act that were delinquent or on nonaccrual status. As of March 31, 2021, two non-owner occupied loans totaling $15,918,000 were risk rated special mention.  As of December 31, 2020, one non-owner occupied loan totaling $3,839,000 was risk rated special mention and one residential real estate loan totaling $38,000 was risk rated substandard. The Company evaluates its deferred loans after a deferral period expires to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate. Otherwise, loans are returned to their original payment terms.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the subsidiary Banks.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, as defined, combined with the retained net profits of the preceding two years, subject to the capital requirements and additional restrictions as discussed below.  During 2021 the Banks could, without prior approval, declare dividends to the Company of approximately $12.3 million plus any 2021 net profits retained to the date of the dividend declaration.

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

In 2020, the Company elected to adopt the regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the Community Bank Leverage Ratio ("CBLR"), to determine regulatory capital adequacy.  The CBLR requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio for a financial institution to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its subsidiary Banks meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.  Under interim guidance issued in June 2020, a CBLR of Total Tier 1 capital to quarterly average assets must be at least 8.50% in year 2021 and at least 9.00% in year 2022.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued
Premier’s Tier 1 capital totaled $197.8 million at March 31, 2021, which represents a community bank leverage ratio of 10.50%.  Premier’s wholly owned subsidiary Premier Bank, Inc. maintained a CBLR of 10.67% at March 31, 2021, well in excess of the 8.50% required to be considered well capitalized under the prompt corrective action framework.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank maintained a CBLR of 8.44% at March 31, 2021.  The ratio is slightly below the required 8.50%; however the bank has until the quarter immediately following the quarter it falls below the required minimum to restore the ratio to the required percentage.

Shown below is a summary of regulatory capital ratios for the Company:

	March 31, 2021	December 31, 2020	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier 1 Capital to average assets (CBLR):	10.50%	11.30%	8.50%	8.50%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of March 31, 2021, the weighted average remaining lease term for operating leases was 8.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 1.15%.

Total lease expense for the three months ended March 31, 2021, was $338,000, which is included in net occupancy and equipment expense, consisting of $36,000 short-term lease expense and $302,000 of operating lease expense.

Total lease expense for the three months ended March 31, 2020, was $332,000, which is included in net occupancy and equipment expense, consisting of $38,000 short-term lease expense and $294,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2021	$844
2022	1,069
2023	805
2024	680
2025	681
2026 and Thereafter	2,813
Total undiscounted cash flows	6,892
Discounted cash flows	(469)
Total lease liability	$6,423

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
	2021	2020
Basic earnings per share
Income available to common stockholders	$6,550	$5,368
Weighted average common shares outstanding	14,696,958	14,658,998
Earnings per share	$0.45	$0.37

Diluted earnings per share
Income available to common stockholders	$6,550	$5,368
Weighted average common shares outstanding	14,696,958	14,658,998
Add dilutive effects of potential additional common stock	88,397	67,473
Weighted average common and dilutive potential common shares outstanding	14,785,355	14,726,471
Earnings per share assuming dilution	$0.44	$0.36

There were no stock options considered antidilutive for the three months ended March 31, 2021.  Stock options for 72,075 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2020 because they were antidilutive.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - FAIR VALUE

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
The carrying amounts and estimated fair values of financial instruments at March 31, 2021 were as follows:

	Carrying	Fair Value Measurements at March 31, 2021 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$177,544	$177,194	$350	$-	$177,544
Federal funds sold	7,665	7,665	-	-	7,665
Securities available for sale	492,464	-	492,464	-	492,464
Loans, net	1,247,881	-	-	1,256,402	1,256,402
Interest receivable	6,192	-	1,569	4,623	6,192

Financial liabilities
Deposits	$1,696,439	$1,384,212	$313,159	$-	$1,697,371
Securities sold under agreements to repurchase	39,980	-	39,980	-	39,980
Subordinated debt	5,485	-	5,378	-	5,378
Interest payable	272	4	268	-	272

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

	Carrying	Fair Value Measurements at December 31, 2020 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$199,170	$198,820	$350	$-	$199,170
Federal funds sold	11,306	11,306	-	-	11,306
Securities available for sale	421,190	-	421,190	-	421,190
Loans, net	1,200,862	-	-	1,209,579	1,209,579
Interest receivable	5,991	-	1,301	4,690	5,991

Financial liabilities
Deposits	$1,633,740	$1,308,188	$327,448	$-	$1,635,636
Securities sold under agreements to repurchase	33,827	-	33,827	-	33,827
Subordinated debt	5,475	-	5,366	-	5,366
Interest payable	360	4	356	-	360

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$266,338	$-	$266,338	$-
U. S. agency CMO’s - residential	23,565	-	23,565	-
Total mortgage-backed securities of government sponsored agencies	289,903	-	289,903	-
U. S. government sponsored agency securities	138,910	-	138,910	-
Obligations of states and political subdivisions	58,237	-	58,237	-
Other securities	5,414	-	5,414	-
Total securities available for sale	$492,464	$-	$492,464	$-

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$327,800	$-	$327,800	$-
U. S. agency CMO’s	30,076	-	30,076	-
Total mortgage-backed securities of government sponsored agencies	357,876	-	357,876	-
U. S. government sponsored agency securities	2,626	-	2,626	-
Obligations of states and political subdivisions	55,000	-	55,000	-
Other securities	5,688	-	5,688	-
Total securities available for sale	$421,190	$-	$421,190	$-

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2021 are summarized below:

		Fair Value Measurements at March 31, 2021 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Owner occupied	$201	$-	$-	$201
Non-owner occupied	3,120	-	-	3,120
Commercial and industrial	123	-	-	123
Total impaired loans	$3,444	$-	$-	$3,444

Other real estate owned:
Residential real estate	$128	$-	$-	$128
Multifamily real estate	10,843	-	-	10,843
Commercial real estate
Owner occupied	817	-	-	817
Construction and land	400	-	-	400
Total OREO	$12,188	$-	$-	$12,188

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4,665,000 at March 31, 2021 with a valuation allowance of $1,221,000 resulting in a provision for loan losses of $31,000 for the three months ended March 31, 2021, compared to a $182,000 provision for loan losses for the three months ended March 31, 2020.  At December 31, 2020, impaired loans had a recorded investment of $2,503,000 with a valuation allowance of $999,000.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $12,188,000 which is made up of the outstanding balance of $14,229,000 net of a valuation allowance of $2,041,000 at March 31, 2021.  There were no write downs during the three months ended March 31, 2021 and $25,000 of write downs were recorded during the three months ended March 31, 2020.  At December 31, 2020, other real estate owned had a net carrying amount of $12,273,000, made up of the outstanding balance of $14,320,000, net of a valuation allowance of $2,047,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at March 31, 2021 are summarized below:

	March 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$201	sales comparison	adjustment for estimated realizable value	79.0%-79.0% (79.0%)
Non-owner occupied	3,120	income approach	adjustment for differences in net operating income expectations	19.2%-37.4% (22.7%)
Commercial and industrial	123	sales comparison	adjustment for estimated realizable value	62.5%-84.4% (66.0%)
Total impaired loans	$3,444

Other real estate owned:
Residential real estate	$128	sales comparison	adjustment for estimated realizable value	2.0%-59.8% (28.9%)
Multifamily real estate	10,843	income approach	adjustment for differences in net operating income expectations	41.9%-70.3% (45.4%)
Commercial real estate
Owner occupied	817	sales comparison	adjustment for estimated realizable value	22.1%-28.5% (26.3%)
Construction and land	400	sales comparison	adjustment for estimated realizable value	50.3%-98.6% (80.5%)
Total OREO	$12,188

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
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

NOTE  7 - FAIR VALUE - continued
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Owner occupied	$250	sales comparison	adjustment for estimated realizable value	73.8%-73.8% (73.8%)
Non-owner occupied	1,080	income approach	adjustment for differences in net operating income expectations	14.7%-37.4% (25.2%)
Commercial and industrial	174	sales comparison	adjustment for estimated realizable value	50.0%-85.0% (62.0%)
Total impaired loans	$1,504

Other real estate owned:
Residential real estate	$206	sales comparison	adjustment for estimated realizable value	0.2%-59.8% (18.1%)
Multifamily real estate	10,838	income approach	adjustment for differences in net operating income expectations	42.0%-70.4% (45.5%)
Commercial real estate
Owner occupied	829	sales comparison	adjustment for estimated realizable value	22.1%-26.8% (25.2%)
Construction and land	400	sales comparison	adjustment for estimated realizable value	50.3%-98.6% (80.5%)
Total OREO	$12,273

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - MERGER AGREEMENT

On March 26, 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp, Inc. (“Peoples”).  The Merger Agreement provides for a business combination whereby Premier Financial will merge with and into Peoples (the “Merger”), with Peoples as the surviving corporation in the Merger.  Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Premier common stock, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares and Dissenting Shares, both as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.58 (the “Exchange Ratio”) of common shares, no par value, of Peoples. The Merger Agreement contains certain termination rights for both Peoples and Premier Financial, and further provides that, upon termination of the Merger Agreement under specified circumstances, Premier Financial may be required to pay Peoples a termination fee of $11,000,000.  The Merger is expected to close in the third quarter of 2021, pending satisfaction of various closing conditions, including, but not limited to: (1) adoption of the Merger Agreement by the shareholders of Peoples and Premier Financial; (2) authorization for listing on Nasdaq of the Peoples Common Shares to be issued in the Merger; (3) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System and the Ohio Division of Financial Institutions; (4) effectiveness of the registration statement on Form S-4 for the Peoples Common Shares to be issued in the Merger; and (5) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated.   Furthermore, uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus may affect Premier’s operations more or less than currently estimated.  These important factors include, but are not limited to, those set forth in Premier’s Annual Report on Form 10-K for the year ended December 31, 2020, under Item 1A – Risk Factors and the following:   economic conditions (both generally and more specifically in the markets in which Premier operates), competition for Premier's customers from other providers of financial services, government legislation and regulation (which changes from time to time) as well as state and local emergency orders related to COVID-19, changes in interest rates, Premier's ability to originate quality loans, collect delinquent loans and attract and retain deposits, the impact of Premier's growth or lack thereof, Premier's ability to control costs, and new accounting pronouncements, all of which are difficult to predict and many of which are beyond the control of Premier.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

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

Net income for the three months ended March 31, 2021 was $6,550,000, or $0.44 per diluted share, compared to net income of $5,368,000, or $0.36 per diluted share for the three months ended March 31, 2020.  The increase in net income in the first three months of 2021 is largely due to $1,096,000 of gains on the sale of securities,  a $352,000 decrease in the provision for loan losses, and a $547,000 decrease in non-interest expenses.  These items  more than offset a $192,000 decrease in net interest income and a $201,000 decrease in non-interest income.  The decrease in net interest income is a combination of larger decreases in both interest income and interest expense, while the decrease in non-interest expense was mainly due to a reduction of staff costs.  The decrease in the provision for loan losses related primarily to a higher portion of the provision for loan losses recorded during the first quarter of 2020 attributed to additional identified credit risk in the loan portfolio related to anticipated consequences of the national economic shutdown designed to curb the spread of the novel corona virus of 2019 (“COVID-19”) compared to the COVID-19 portion of the loan loss provision recorded in the first quarter of 2021.  The annualized returns on average common shareholders’ equity and average assets were approximately 10.30% and 1.35% for the three months ended March 31, 2021 compared to 8.76% and 1.22% for the same period in 2020.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Net interest income for the quarter ended March 31, 2021 totaled $16.150 million, down $192,000, or 1.2%, from the $16.342 million of net interest income earned in the first quarter of 2020.  Interest income in 2021 decreased by $1,657,000, or 8.9%, largely due to a $1,132,000, or 43.0%, decrease in interest income on investment securities.  Interest income on investment securities decreased in the first quarter of 2021 largely due to lower average yields with a higher outstanding average balance.  The decrease in the average yield earned is largely due to accelerated prepayments of mortgage-backed securities which resulted in a corresponding higher rate of purchase premium amortization on these securities as well as a significantly lower reinvestment yield on the accelerated prepayment funds and investments purchased with funds from the growth in deposit balances and customer repurchase agreements.  In addition to the decrease in interest income on investment securities, interest income on loans decreased $306,000, or 1.9%, compared to the first quarter of 2020.  Interest income on loans in the first quarter of 2021 included approximately $506,000 of income from deferred interest and discounts recognized on loans that paid off during the quarter compared to approximately $75,000 of interest income of this kind recognized during the first quarter of 2020.  Excluding this loan income recognition, interest income on loans decreased by $737,000, or 4.7%, in the first quarter of 2021, largely due to a lower average yield earned, although on a higher average balance of loans outstanding during the first quarter of 2021 when compared to the first quarter of 2020.  Premier’s participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) resulted in $98,298,000 of loans outstanding at the end of the first quarter of 2021.  These loans increased the three-month average loans outstanding by approximately $81,343,000 in the first quarter of 2021 while no PPP loans were outstanding during the first quarter of 2020.  Interest income from interest-bearing bank balances and federal funds sold decreased by $219,000, or 84.9%, largely due to a significant decrease in the yield earned on these balances in 2021 compared to the yield earned in 2020 resulting from decreases in the short-term interest rate policy of the Federal Reserve Board of Governors.

Substantially offsetting the decrease in interest income in the first quarter of 2021 was a $1,465,000, or 63.6%, decrease in interest expense, compared to the first quarter of 2020.  Interest expense on deposits decreased by $1,400,000, or 64.7%, in the first quarter of 2021, largely due to a lower average rate paid on interest-bearing deposits outstanding in 2021, although on a higher average balance of interest-bearing deposit balances outstanding in 2021.  Average interest-bearing deposit balances were up $34.3 million, or 3.1%, in the first quarter of 2021 compared to the first quarter of 2020.  The average interest rate paid on interest-bearing deposits decreased by 51 basis points from 0.78% in the first quarter of 2020 to 0.27% in the first quarter of 2021, as Premier eliminated its interest rate specials on certificates of deposit and lowered the interest rate paid on all deposit products in response to decreases in the short-term interst rate policy of the Federal Reserve Board of Governors.  Similarly, interest expense paid on short-term borrowings, primarily customer repurchase agreements, decreased by $12,000, or 50.0%, in 2021.  The interest expense decrease was largely due to a 35 basis point decrease in the average rate paid on short-term borrowings, partially offset by a 79.7% increase in the average balance outstanding during the first quarter of 2021.  Also contributing to the overall 63.6% decrease in interest expense during the first quarter of 2021 was a $30,000, 100%, decrease in interest expense on Federal Home Loan Bank (“FHLB”) borrowings and a $23,000, or 27.7%, decrease in interest expense on Premier’s subordinated debt.  All FHLB borrowings were repaid in 2020 resulting in no interest expense during the first quarter of 2021.   Premier’s subordinated debt features a variable interest rate indexed to the short-term three-month LIBOR interest rate, which was lower in the first quarter of 2021 in conjunction with the decrease in short-term interest rate policy by the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Premier’s net interest margin during the first three months of 2021 was 3.59% compared to 4.00% for the same period in 2020.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off during the period.  Excluding this income, Premier’s net interest margin during the first three months of 2021 would have been 3.48% compared to 3.98% for the same period in 2020.  As shown in the table below, Premier’s yield earned on federal funds sold and interest-bearing bank balances decreased to 0.10% in the first three months of 2021, from the 1.46% earned in the first quarter of 2020.  The average yield earned on securities available for sale decreased to 1.41% in the first three months of 2021, from the 2.73% earned in the first quarter of 2020.  The average yield earned on total loans outstanding decreased to 5.08% from the 5.35% average yield earned in the first three months of 2020.  The average yield on loans in the first three months of 2021 benefited from the $506,000 of interest income earned from deferred interest and discounts recognized on loans that paid off during the quarter.  The $506,000 added 16 basis points to the average loan yield in the first quarter of 2021.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus. The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the first quarter of 2021 has been a decrease of approximately 27 basis points when compared to the first quarter of 2020.

Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased in the first three months of 2021 from 0.81% during the first three months of 2020 to 0.29% in the first three months of 2021.  Driving this decrease, the average rates paid on interest-bearing deposits decreased from 0.78% in the first three months to 2020 to 0.27% during the first three months of 2021, largely due to lower rates paid on maturing certificates of deposits as well as immediate rate reductions on savings deposits and transaction based interest bearing deposits.   Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate to a range of 0.00% to 0.25% plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders in an effort to offset some of the negative effects of COVID-19 governmental restrictions on non-essential businesses, have combined to result in a decrease in the competition for bank deposit rates.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 6.14% in the first three months of 2020 to 4.44% in the first three months of 2021 due to decreases in short-term rates.  The overall effect was to decrease Premier’s net interest spread by 27 basis points to 3.48% and decrease Premier’s net interest margin by 41 basis points to 3.59% in the first three months of 2021 when compared to the first three months of 2020.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Additional information on Premier’s net interest income for the first quarter of 2021 and first quarter of 2020 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$157,024	$39	0.10%	$71,171	$258	1.46%
Securities available for sale
Taxable	404,485	1,329	1.31	374,278	2,543	2.72
Tax-exempt	34,282	171	2.53	14,780	89	3.05
Total investment securities	438,767	1,500	1.41	389,058	2,632	2.73
Total loans	1,232,698	15,448	5.08	1,184,383	15,754	5.35
Total interest-earning assets	1,828,489	16,987	3.77%	1,644,612	18,644	4.56%
Allowance for loan losses	(13,719)			(13,593)
Cash and due from banks	23,705			22,674
Other assets	106,385			106,876
Total assets	$1,944,860			$1,760,569

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,145,310	765	0.27%	$1,110,990	2,165	0.78%
Short-term borrowings	35,664	12	0.14	19,847	24	0.49
FHLB Advances	-	-	-	4,149	30	2.91
Subordinated debt	5,478	60	4.44	5,440	83	6.14
Total interest-bearing liabilities	1,186,452	837	0.29%	1,140,426	2,302	0.81%
Non-interest bearing deposits	493,016			363,560
Other liabilities	11,035			11,400
Stockholders’ equity	254,357			245,183
Total liabilities and equity	$1,944,860			$1,760,569

Net interest earnings		$16,150			$16,342
Net interest spread			3.48%			3.75%
Net interest margin			3.59%			4.00%

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Non-interest income increased by $895,000, or 39.8%, to $3,144,000 for the first three months of 2021 compared to the same three months of 2020, mainly due to a gain on the sale of securities.  During the first quarter of 2021 Premier sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  In reviewing its investment portfolio, Premier identified some mortgage-backed securities that had short-term projected weighted average remaining lives and proportionately significant unrealized market value gains.  Rather than hold the securities until their full maturity, Premier decided to liquidate these securities, realize the market value gains, and reinvest the proceeds.  Otherwise, non-interest income decreased by $201,000, or 8.9%, in the first quarter of 2021 when compared to the first quarter of 2020.  Service charges on deposit accounts decreased by $373,000, or 33.7% in the first quarter of 2021, insurance agency commission income decreased by $33,000, or 39.1%, while other non-interest income decreased by $29,000, or 16.7%, when compared to the first quarter of 2020. These decreases were partially offset by a $189,000, or 23.1%, increase in electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) and a $45,000, or 68.2%, increase in secondary market mortgage income.

More than offsetting the $201,000 decrease in non-interest income excluding gains on investment securities, non-interest expense decreased by $547,000, or 5.1% in the first quarter of 2021 compared to the first quarter of 2020.  Non-interest expenses for the first quarter of 2021 totaled $10,190,000, or 2.12% of average assets on an annualized basis, compared to $10,737,000, or 2.45% of average assets for the same period of 2020.  The $547,000, or 5.1% decrease in non-interest expenses was largely due to a $793,000, or 14.7%, decrease in staff costs, a $144,000, or 52.4% decrease in taxes not on income, a $76,000, or 66.1%, decrease in loan collection expenses, a $20,000, or 8.3%, decrease in the amortization of intangible assets, and a net $150,000 decrease in other operating expenses.  These decreases were partially offset by a $64,000, or 3.7%, increase in occupancy and equipment expenses, a $186,000, or 12.1%, increase in outside data processing costs, a $159,000, or 65.2%, increase in professional fees, a $96,000 increase in OREO expenses and writedowns, and a $131,000, increase in FDIC insurance expense.  Staff costs decreased, due in part to reductions in overall staff counts, but also due to a $288,000, or 91.7%, increase in the deferral of staff costs related to loan originations resulting primarily from the volume of PPP loans originated during the first quarter of 2021.  Taxes not on income decreased due to a change in the taxation of banks in the Commonwealth of Kentucky, from an equity based franchise tax to a state imposed income tax.  Professional fees increased, primarily due to expenses related to negotiating a definitive merger agreement with Peoples Bancorp Inc.  FDIC insurance expense increased in the first quarter of 2021, as Premier had utilized FDIC based community bank assessment credits to fully offset the first quarter 2020 FDIC insurance premium.

Income tax expense was $1,906,000 for the first three months of 2021 compared to $1,486,000 for the first three months of 2020.  The increase in income tax expense is largely due to the increase in pretax income described above.  In addition, the effective tax rate for the three months ended March 31, 2021 increased to 22.5%, compared to a 21.7% effective tax rate for the same period in 2020 due to the change in the taxation of banks in the Commonwealth of Kentucky, from an equity based franchise tax to a state imposed income tax.

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

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

B.	Financial Condition

Total assets at March 31, 2021 increased by $92.0 million to $2.038 billion from the $1.946 billion at December 31, 2020.  The increase in total assets since year-end is largely due to a $71.3 million increase in securities available for sale and a $47.5 million increase in total loans, partially offset by a $20.7 million decrease in interest bearing bank balances.  Earning assets increased by $94.4 million from the $1.825 billion at year-end 2020 to end the quarter at $1.920 billion.

Cash and due from banks at March 31, 2021 was $24.1 million, a $885,000 decrease from the $25.0 million at December 31, 2020.  Interest bearing bank balances decreased by $20.7 million from the $174.2 million reported at December 31, 2020.  Federal funds sold decreased by $3.6 million to $7.7 million at March 31, 2021.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.

Securities available for sale totaled $492.5 million at March 31, 2021, a $71.3 million increase from the $421.2 million at December 31, 2020.  The increase was largely due to the purchase of $149.3 million of investment securities.  This increase more than offset $47.0 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the quarter.  Also during the first quarter of 2021, Premier sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  In reviewing its investment portfolio, Premier identified some mortgage-backed securities that had short-term projected weighted average remaining lives and proportionately significant unrealized market value gains.  Rather than hold the securities until their full maturity, Premier decided to liquidate these securities, realize the market value gains, and reinvest the proceeds.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at March 31, 2021 and December 31, 2020 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.

Total loans at March 31, 2021 were $1.262 billion compared to $1.214 billion at December 31, 2020, an increase of approximately $47.5 million, or 3.9%. Premier generated $37.1 million of new PPP loans, net of deferred fees and forgiveness payments received, during the first quarter of 2021 plus another $10.4 million, or 0.9%, increase in traditional loans as new loans generated during the quarter exceeded payoffs and principal payments received.  Owner-occupied loans increased by $9.5 million, or 5.8%, non-owner occupied loans increased by $3.7 million, or 1.1%, construction and land development loans increased by $6.1 million, or 6.6%, and residential real estate loans increased by $1.0 million, or 0.3%.  These increases were partially offset by a decreases in multifamily residential loans, down $4.6 million, or 12.0%, commercial and industrial loans, down $2.8 million, or 3.2% and consumer loans, down $2.0 million, or 8.3%.  Loan payoffs during the first quarter of 2021 resulted in recognizing approximately $331,000 of remaining net fair value discounts associated with the loans as well as $175,000 of deferred loan interest income.

Premises and equipment decreased by $748,000, largely due to normal quarterly depreciation of fixed assets.  Other intangible assets decreased by $222,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Deposits totaled $1.696 billion as of March 31, 2021, a $62.7 million, or 3.8%, increase from the $1.634 billion in deposits at December 31, 2020.  The overall increase in deposits is largely due to a $41.0 million, or 8.4% increase in non-interest bearing deposits, a $26.3 million, or 5.7% increase in savings and money market deposits, and an $8.8 million, or 2.5% increase in interest bearing transaction deposits.  Partially offsetting these increases, certificates of deposit (“CD”) balances decreased by $13.3 million, or 4.1%.  The decrease in certificate of deposit balances is primarily the result of significant decreases in traditional CD rates, as management has lowered offering rates in response to decreases in market short-term and long-term interest rates. As certificates of deposit mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions. Much of the SBA’s round two PPP loan program proceeds were originally deposited with Premier’s subsidiary banks, giving rise to an increase in deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances. Repurchase agreements with corporate and public entity customers increased by $6.2 million, or 18.2%.  Subordinated debentures increased by $10,000 since year-end 2020, due to the the accretion of purchase accounting fair value adjustments applied to the $6.186 million face value of the subordinated debentures.  Other liabilities increased by $37.4 million, largely due to $37.0 million of investment security purchases during the last days of March 2021 for which the purchase proceeds were not required to be remitted until April 2021.

The following table sets forth information with respect to the Company’s nonperforming assets at March 31, 2021 and December 31, 2020.

	(In Thousands)
	2021	2020
Non-accrual loans	$11,964	$8,996
Accruing loans which are contractually past due 90 days or more	909	2,332
Accruing restructured loans	404	398
Total non-performing loans	13,277	11,726
Other real estate acquired through foreclosure (OREO)	13,011	13,215
Total non-performing assets	$26,288	$24,941

Non-performing loans as a percentage of total loans	1.05%	0.97%

Non-performing assets as a percentage of total assets	1.29%	1.28%

Total non-performing loans have increased since year-end, largely due to a $3.0 million increase in non-accrual loans partially offset by a $1.4 million decrease in loans past due 90 days or more. Total non-performing assets have increased since year-end, largely due to the increase in non-performing loans partially offset by a $204,000 decrease in other real estate owned acquired through foreclosure (“OREO”). Other real estate owned decreased by $204,000, or 1.5%, largely due to the sale of a few small residential real estate properties.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

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

Gross charge-offs totaled $177,000 during the first three months of 2021, largely due to a few commercial and industrial and residential real estate loan charge-offs.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first three months of 2021 totaled $40,000, resulting in net charge-offs for the first quarter of 2021 of $137,000.  This compares to $686,000 of net charge-offs recorded in the first quarter of 2020. The allowance for loan losses at March 31, 2021 was $14.0 million, or 1.11% of total loans, compared to $13.5 million, or 1.11% of total loans at December 31, 2020.  The PPP loans outstanding at March 31, 2021 and December 31, 2020 have a 100% guarantee by the SBA and, therefore, no allowance for loan losses is allocated to these loans.  Excluding the PPP loans, the $14.0 million allowance at March 31, 2021 is 1.21% of the total remaining non-PPP portfolio loans while the $13.5 million allowance at December 31, 2020 is 1.17% of the total remaining non-PPP portfolio loans.

During the first quarter of 2021, Premier recorded $648,000 of provision for loan losses. This provision compares to $1,000,000 of provision for loan losses recorded during the same quarter of 2020.  A significant portion of the provision for loan losses recorded during the first quarter of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus.  Premier added approximately $514,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown, such as lodging, restaurants, amusement, personal services and retail stores during the first quarter of 2020.  During the remainder of 2020 and into the first quarter of 2021, Premier refined its estimates on the qualitative credit risk analysis of the loan portfolio related to COVID-19 and added approximately $250,000 of additional provision during the first quarter of 2021 to the estimated $2.5 million of qualitative credit risk analysis related to COVID-19 at year-end 2020.  The remaining provision expense in the first quarter of 2021 was related primarily to specific reserves allocated to impaired commercial real estate secured loans.  The level of provision expense is determined under Premier’s internal analysis of evaluating credit risk.  The provisions for loan losses recorded in 2020 and 2021 were made in accordance with Premier’s policies regarding management’s estimation of probable incurred losses in the loan portfolio and the adequacy of the allowance for loan losses, which are in accordance with accounting principles generally accepted in the United States of America.  Future provisions to the allowance for loan losses, positive or negative, will depend on future improvement or deterioration in estimated credit risk in the loan portfolio as well as whether additional payments are received on loans having significant credit risk.  With the concentrations of commercial real estate loans in the Washington, DC, Richmond, Virginia, and Cincinnati, Ohio markets, fluctuations in commercial real estate values will be monitored. Premier also continues to monitor the impact of declines in the coal mining industry that may have a larger impact in the southern area of West Virginia and the decrease in the level of drilling activity in the oil & gas industry, which may have a larger impact in the central area of West Virginia.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

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

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America.  These policies are presented in Note 1 to the consolidated audited financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2020.  Some of these accounting policies, as discussed below, are considered to be critical accounting policies.  Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has identified two accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the financial statements.  These policies relate to determining the adequacy of the allowance for loan losses and the identification and evaluation of impaired loans.  A detailed description of these accounting policies is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in the application of these accounting policies since December 31, 2020.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $492.5 million of securities at fair value as of March 31, 2021.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

E.	Capital

At March 31, 2021, total stockholders’ equity of $245.7 million was 12.1% of total assets.  This compares to total stockholders’ equity of $259.9 million, or 13.4% of total assets on December 31, 2020.  The decrease in stockholders’ equity was largely due to the normal quarterly $0.15 per share cash dividend declared and paid during the first quarter of 2021 and also a $1.00 per share special cash dividend declared in January 2021 and paid in February 2021.  The dividends combined to reduce stockholders’ equity by $16.9 million.  Furthermore, a decrease in the market value of the investment portfolio available for sale reduced stockholders’ equity by $4.1 million, net of tax.  These decreases in stockholders’ equity were partially offset by the $6.6 million of net income earned during the first quarter of 2021 and approximately $191,000 of contributed capital from the exercise of employee stock options during the first quarter.

Premier’s Tier 1 capital totaled $197.8 million at March 31, 2021, which represents a community bank leverage ratio (“CBLR”) of 10.50%.  Premier’s wholly owned subsidiary Premier Bank, Inc. maintained a CBLR of 10.67% at March 31, 2021, well in excess of the 8.50%% required to be considered well capitalized under the prompt corrective action framework.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank maintained a CBLR of 8.44% at March 31, 2021.  The ratio is slightly below the required 8.50%; however the bank has until the quarter immediately following the quarter it falls below the required minimum to restore the ratio to the required percentage.

Book value per common share was $16.71 at March 31, 2021 and $17.71 at December 31, 2020.  The decrease in book value per share was largely due to the $1.00 per share special cash dividend and the $0.15 per share quarterly cash dividend to common shareholders declared and paid during the first quarter of 2021.  Also reducing Premier’s book value per share at March 31, 2021 was the $4.1 million of other comprehensive loss for the first three months of 2021 related to the decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.28 per share.  The decrease was partially offset by the $0.44 per share earned during the first quarter.

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not engage in any derivative or hedging activity.  Refer to the Company’s 2020 10-K for analysis of the interest rate sensitivity.  The Company believes there have been no significant changes in the interest rate sensitivity since previously reported on the Company’s 2020 10-K.

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
MARCH 31, 2021

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

Please refer to Premier’s Annual Report on Form 10-K for the year ended December 31, 2020 for disclosures with respect to Premier’s risk factors at December 31, 2020. There have been no material changes since year-end 2020 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	None

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

Item 6.	Exhibits

(a)	The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

2.1
Agreement and Plan of Merger by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc. dated March 26, 2021 is hereby incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 31, 2021.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

PREMIER FINANCIAL BANCORP, INC.
MARCH 31, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: May 7, 2021	/s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: May 7, 2021	/s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer