Form 10-Q
period 2021-06-30
PREMIER FINANCIAL BANCORP INC
filed 2021-08-12
CIK 887919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Common stock, no par value, – 14,805,095 shares outstanding at August 4, 2021

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2021

2.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2021

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

3.

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	(UNAUDITED)
	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$24,265	$24,961
Interest bearing bank balances	124,523	174,209
Federal funds sold	16,047	11,306
Cash and cash equivalents	164,835	210,476
Securities available for sale	572,785	421,190
Loans	1,245,961	1,214,378
Allowance for loan losses	(13,260)	(13,516)
Net loans	1,232,701	1,200,862
Federal Home Loan Bank stock, at cost	4,159	4,166
Premises and equipment, net	33,799	35,287
Other real estate owned, net	12,042	13,215
Interest receivable	6,011	5,991
Goodwill	47,640	47,640
Other intangible assets	3,979	4,424
Other assets	1,948	2,571
Total assets	$2,079,899	$1,945,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$519,552	$487,675
Time deposits, $250,000 and over	64,218	63,602
Other interest bearing	1,143,012	1,082,463
Total deposits	1,726,782	1,633,740
Securities sold under agreements to repurchase	62,256	33,827
Subordinated debt	5,495	5,475
Interest payable	225	360
Other liabilities	35,956	12,513
Total liabilities	1,830,714	1,685,915

Stockholders' equity
Common stock, no par value; 30,000,000 shares authorized; 14,801,195 shares issued and outstanding at June 30, 2021, and 14,674,379 shares issued and outstanding at December 31, 2020	135,132	134,110
Retained earnings	108,970	116,378
Accumulated other comprehensive income	5,083	9,419
Total stockholders' equity	249,185	259,907
Total liabilities and stockholders' equity	$2,079,899	$1,945,822

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$16,024	$16,416	$31,472	$32,170
Securities available for sale
Taxable	1,393	2,014	2,722	4,557
Tax-exempt	163	182	334	271
Federal funds sold and other	23	26	62	284
Total interest income	17,603	18,638	34,590	37,282

Interest expense
Deposits	586	1,715	1,351	3,880
Repurchase agreements and other	12	15	24	39
FHLB advances	-	23	-	53
Subordinated debt	59	76	119	159
Total interest expense	657	1,829	1,494	4,131

Net interest income	16,946	16,809	33,096	33,151
Provision for loan losses	428	590	1,076	1,590
Net interest income after provision for loan losses	16,518	16,219	32,020	31,561

Non-interest income
Service charges on deposit accounts	707	692	1,440	1,798
Electronic banking income	1,101	937	2,108	1,755
Security gains	-	-	1,096	-
Secondary market mortgage income	120	85	231	151
Other	194	176	391	435
	2,122	1,890	5,266	4,139
Non-interest expenses
Salaries and employee benefits	5,247	5,267	9,862	10,675
Occupancy and equipment expenses	1,811	1,798	3,600	3,523
Outside data processing	1,732	1,702	3,449	3,233
Professional fees	463	246	866	490
Taxes, other than payroll, property and income	172	252	303	527
Write-downs, expenses, sales of other real estate owned, net	995	354	1,159	422
Amortization of intangibles	223	241	445	483
FDIC insurance	124	72	251	68
Other expenses	1,052	1,147	2,074	2,395
	11,819	11,079	22,009	21,816
Income before income taxes	6,821	7,030	15,277	13,884
Provision for income taxes	1,647	1,524	3,553	3,010

Net income	$5,174	$5,506	$11,724	$10,874

Net income per share:
Basic	$0.35	$0.38	$0.80	$0.74
Diluted	0.35	0.37	0.79	0.74

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,174	$5,506	$11,724	$10,874

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(325)	1,998	(4,393)	8,890
Reclassification of realized amount	-	-	(1,096)	-
Net change in unrealized gain (loss) on securities	(325)	1,998	(5,489)	8,890
Less tax impact	68	(419)	1,153	(1,866)
Other comprehensive income (loss)	(257)	1,579	(4,336)	7,024

Comprehensive income	$4,917	$7,085	$7,388	$17,898

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, April 1, 2021	$134,322	$106,017	$5,340	$245,679
Net income	-	5,174	-	5,174
Other comprehensive income (loss)	-	-	(257)	(257)
Cash dividends paid ($0.15 per share)	-	(2,221)	-	(2,221)
Stock options exercised	800	-	-	800
Stock based compensation expense	10	-	-	10
Balances, June 30, 2021	$135,132	$108,970	$5,083	$249,185

Balances, April 1, 2020	$133,866	$105,911	$9,148	$248,925
Net income	-	5,506	-	5,506
Other comprehensive income (loss)	-	-	1,579	1,579
Cash dividends paid ($0.15 per share)	-	(2,201)	-	(2,201)
Stock based compensation expense	186	-	-	186
Balances, June 30, 2020	$134,052	$109,216	$10,727	$253,995

Six months ended June 30	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balances, January 1, 2021	$134,110	$116,378	$9,419	$259,907
Net income	-	11,724	-	11,724
Other comprehensive income	-	-	(4,336)	(4,336)
Cash dividends paid ($1.30 per share)	-	(19,132)	-	(19,132)
Stock options exercised	991	-	-	991
Stock based compensation expense	31	-	-	31
Balances, June 30, 2021	$135,132	$108,970	$5,083	$249,185

Balances, January 1, 2020	$133,795	$102,743	$3,703	$240,241
Net income	-	10,874	-	10,874
Other comprehensive income	-	-	7,024	7,024
Cash dividends paid ($0.30 per share)	-	(4,401)	-	(4,401)
Stock options exercised	31	-	-	31
Stock based compensation expense	226	-	-	226
Balances, June 30, 2020	$134,052	$109,216	$10,727	$253,995

PREMIER FINANCIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED, DOLLARS IN THOUSANDS)

	2021	2020
Cash flows from operating activities
Net income	$11,724	$10,874
Adjustments to reconcile net income to net cash from operating activities
Depreciation	1,034	987
Provision for loan losses	1,076	1,590
Amortization, net of accretion	2,611	666
Writedowns of other real estate owned, net	894	263
Stock compensation expense	31	226
Gain on the disposition of securities available for sale	(1,096)	-
Changes in:
Interest receivable	(20)	(1,298)
Other assets	623	(496)
Interest payable	(135)	(274)
Other liabilities	(771)	2,213
Net cash from operating activities	15,971	14,751

Cash flows from investing activities
Purchases of securities available for sale	(263,301)	(91,614)
Proceeds from maturities and calls of securities available for sale	104,916	73,821
Proceeds from the sale of securities available for sale	25,526	-
Redemption of FHLB stock	7	164
Net change in loans	(32,509)	(70,720)
Purchases of premises and equipment, net	(179)	(360)
Proceeds from sales of other real estate acquired through foreclosure	596	612
Net cash from (used in) investing activities	(164,944)	(88,097)

Cash flows from financing activities
Net change in deposits	93,044	112,361
Net change in agreements to repurchase securities	28,429	7,309
Repayment of FHLB advances	-	(3,400)
Proceeds from stock option exercises	991	31
Common stock dividends paid	(19,132)	(4,401)
Net cash from financing activities	103,332	111,900

Net change in cash and cash equivalents	(45,641)	38,554

Cash and cash equivalents at beginning of period	210,476	95,056

Cash and cash equivalents at end of period	$164,835	$133,610

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,629	$4,404
Cash paid during period for income taxes	3,208	-
Loans transferred to real estate acquired through foreclosure	317	900
Security purchases settled in subsequent period	26,000	-
Operating right-of-use asset resulting from lease liability	(633)	78

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Premier Financial Bancorp, Inc. (the Company) and its wholly owned subsidiaries (the “Banks”):

		Year	Total	June 30, 2021 Net Income
Subsidiary	Location	Acquired	Assets	Qtr	YTD
Citizens Deposit Bank & Trust	Vanceburg, Kentucky	1991	$654,258	$1,952	$3,826
Premier Bank, Inc.	Huntington, West Virginia	1998	1,418,684	3,948	9,113
Parent and Intercompany Eliminations			6,957	(726)	(1,215)
Consolidated Total			$2,079,899	$5,174	$11,724

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 - SECURITIES

Amortized cost and fair value of investment securities, by category, at June 30, 2021 are summarized as follows:

2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$216,286	$6,752	$(544)	$222,494
U. S. sponsored agency CMO’s - residential	17,694	510	-	18,204
Total mortgage-backed securities of government sponsored agencies	233,980	7,262	(544)	240,698
U. S. government sponsored agency securities	273,329	331	(1,409)	272,251
Obligations of states and political subdivisions	54,054	966	(202)	54,818
Other securities	4,988	67	(37)	5,018
Total available for sale	$566,351	$8,626	$(2,192)	$572,785

Amortized cost and fair value of investment securities, by category, at December 31, 2020 are summarized as follows:

2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Mortgage-backed securities
U. S. sponsored agency MBS - residential	$318,315	$9,777	$(292)	$327,800
U. S. sponsored agency CMO’s - residential	29,264	812	-	30,076
Total mortgage-backed securities of government sponsored agencies	347,579	10,589	(292)	357,876
U. S. government sponsored agency securities	2,490	136	-	2,626
Obligations of states and political subdivisions	53,639	1,361	-	55,000
Other securities	5,559	129	-	5,688
Total available for sale	$409,267	$12,215	$(292)	$421,190

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  2 - SECURITIES - continued
The amortized cost and fair value of securities at June 30, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$16,503	$16,599
Due after one year through five years	22,785	23,106
Due after five years through ten years	279,970	279,110
Due after ten years	13,113	13,272
Mortgage-backed securities of government sponsored agencies	233,980	240,698
Total available for sale	$566,351	$572,785

During the first three and six months of 2021 Premier sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  There were no sales of securities during the first three and six months of  2020.

Securities with unrealized losses at June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S government sponsored agency securities	$129,585	$(1,409)	$-	$-	$129,585	$(1,409)
U.S government sponsored agency MBS – residential	40,751	(400)	16,525	(144)	57,276	(544)
Obligations of states and political subdivisions	11,717	(202)	-	-	11,717	(202)
Other securities	3,963	(37)	-	-	3,963	(37)
Total temporarily impaired	$186,016	$(2,048)	$16,525	$(144)	$202,541	$(2,192)

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

The investment portfolio is predominately high credit quality interest-bearing bonds with defined maturity dates backed by the U.S. Government or Government sponsored entities.  The unrealized losses at June 30, 2021 and December 31, 2020 are price changes resulting from changes in the interest rate environment and are considered to be temporary declines in the value of the securities.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.  Their fair value is expected to recover as the bonds approach their maturity date and/or market conditions improve.

NOTE  3 - LOANS

Major classifications of loans at June 30, 2021 and December 31, 2020 are summarized as follows:

	2021	2020
Residential real estate	$379,647	$378,659
Multifamily real estate	37,593	37,978
Commercial real estate:
Owner occupied	171,281	164,706
Non-owner occupied	339,418	329,031
Commercial and industrial	83,961	90,062
SBA PPP	73,404	61,169
Consumer	21,505	23,984
Construction and land	103,591	92,648
All other	35,561	36,141
	$1,245,961	$1,214,378

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2021 was as follows:

Loan Class	Balance December 31, 2020	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2021

Residential real estate	$2,071	$301	$(175)	$12	$2,209
Multifamily real estate	184	(17)	-	-	167
Commercial real estate:
Owner occupied	2,874	(184)	(214)	3	2,479
Non-owner occupied	5,129	964	(856)	-	5,237
Commercial and industrial	1,538	(129)	(90)	12	1,331
Consumer	226	(4)	(44)	18	196
Construction and land	946	152	-	4	1,102
All other	548	(7)	(50)	48	539
Total	$13,516	$1,076	$(1,429)	$97	$13,260

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2020 was as follows:

Loan Class	Balance December 31, 2019	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2020

Residential real estate	$1,711	$288	$(94)	$10	$1,915
Multifamily real estate	1,954	161	-	-	2,115
Commercial real estate:
Owner occupied	2,441	590	(566)	5	2,470
Non-owner occupied	3,184	1,200	(77)	3	4,310
Commercial and industrial	1,767	(247)	(5)	39	1,554
Consumer	281	14	(99)	34	230
Construction and land	1,724	(529)	-	38	1,233
All other	480	113	(94)	62	561
Total	$13,542	$1,590	$(935)	$191	$14,388

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2021 was as follows:

Loan Class	Balance March 31, 2021	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2021

Residential real estate	$2,111	$202	$(115)	$11	$2,209
Multifamily real estate	166	1	-	-	167
Commercial real estate:
Owner occupied	2,970	(279)	(214)	2	2,479
Non-owner occupied	5,628	465	(856)	-	5,237
Commercial and industrial	1,385	(34)	(27)	7	1,331
Consumer	205	(5)	(18)	14	196
Construction and land	1,022	78	-	2	1,102
All other	540	-	(22)	21	539
Total	$14,027	$428	$(1,252)	$57	$13,260

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2020 was as follows:

Loan Class	Balance March 31, 2020	Provision (credit) for loan losses	Loans charged-off	Recoveries	Balance June 30, 2020

Residential real estate	$1,838	$72	$(1)	$6	$1,915
Multifamily real estate	2,104	11	-	-	2,115
Commercial real estate:
Owner occupied	2,220	248	-	2	2,470
Non-owner occupied	3,642	721	(53)	-	4,310
Commercial and industrial	1,817	(269)	(5)	11	1,554
Consumer	241	12	(30)	7	230
Construction and land	1,412	(180)	-	1	1,233
All other	582	(25)	(20)	24	561
Total	$13,856	$590	$(109)	$51	$14,388

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Purchased Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows at June 30, 2021 and December 31, 2020.
	2021	2020
Residential real estate	$1,904	$2,092
Commercial real estate
Owner occupied	658	1,012
Non-owner occupied	1,948	2,357
Commercial and industrial	-	16
Consumer	2	9
Construction and land	334	368
All other	39	110
Total carrying amount	$4,885	$5,964
Contractual principal balance	$7,746	$9,267

Carrying amount, net of allowance	$4,885	$5,964

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2021 and June 30, 2020.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2021 and June 30, 2020.

	2021	2020
Balance at January 1	$277	$619
New loans purchased	-	-
Accretion of income	(137)	(59)
Loans placed on non-accrual	(19)	-
Income recognized upon full repayment	(11)	(65)
Reclassifications to accretable difference	231	(190)
Disposals	-	-
Balance at June 30	$341	$305

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
Past Due and Non-performing Loans

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and December 31, 2020.  The recorded investment in non-accrual loans is less than the principal owed on non-accrual loans due to discounts applied to the carrying value of the loan at time of their acquisition and interest payments made by the borrower which have been used to reduce the recorded investment in the loan rather than recognized as interest income.

June 30, 2021	Principal Owed on Non-accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$4,050	$3,086	$984
Commercial real estate
Owner occupied	3,375	3,105	-
Non-owner occupied	6,434	5,231	83
Commercial and industrial	992	422	-
Consumer	114	73	1
Construction and land	10	8	-
Total	$14,975	$11,925	$1,068

December 31, 2020	Principal Owed on Non- accrual Loans	Recorded Investment in Non-accrual Loans	Loans Past Due Over 90 Days, still accruing

Residential real estate	$5,144	$3,955	$1,348
Commercial real estate
Owner occupied	2,601	2,103	7
Non-owner occupied	3,305	2,230	975
Commercial and industrial	1,173	604	-
Consumer	168	94	1
Construction and land	12	10	1
Total	$12,403	$8,996	$2,332

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$379,647	$3,419	$2,218	$5,637	$374,010
Multifamily real estate	37,593	-	-	-	37,593
Commercial real estate:
Owner occupied	171,281	21	1,874	1,895	169,386
Non-owner occupied	339,418	835	2,120	2,955	336,463
Commercial and industrial	83,961	398	304	702	83,259
SBA PPP	73,404	-	-	-	73,404
Consumer	21,505	161	7	168	21,337
Construction and land	103,591	963	3	966	102,625
All other	35,561	-	-	-	35,561
Total	$1,245,961	$5,797	$6,526	$12,323	$1,233,638

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

Loan Class	Total Loans	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Residential real estate	$378,659	$3,978	$3,190	$7,168	$371,491
Multifamily real estate	37,978	32	-	32	37,946
Commercial real estate:
Owner occupied	164,706	1,197	814	2,011	162,695
Non-owner occupied	329,031	987	2,196	3,183	325,848
Commercial and industrial	90,062	75	476	551	89,511
SBA PPP	61,169	-	-	-	61,169
Consumer	23,984	190	38	228	23,756
Construction and land	92,648	-	5	5	92,643
All other	36,141	23	-	23	36,118
Total	$1,214,378	$6,482	$6,719	$13,201	$1,201,177

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021:

	Allowance for Loan Losses				Loan Balances
Loan Class	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total

Residential real estate	$-	$2,209	$-	$2,209	$54	$377,689	$1,904	$379,647
Multifamily real estate	-	167	-	167	-	37,593	-	37,593
Commercial real estate:
Owner occupied	-	2,479	-	2,479	3,267	167,356	658	171,281
Non-owner occupied	352	4,885	-	5,237	5,139	332,331	1,948	339,418
Commercial and industrial	276	1,055	-	1,331	389	83,572	-	83,961
SBA PPP	-	-	-	-	-	73,404	-	73,404
Consumer	-	196	-	196	-	21,503	2	21,505
Construction and land	-	1,102	-	1,102	-	103,257	334	103,591
All other	-	539	-	539	-	35,522	39	35,561
Total	$628	$12,632	$-	$13,260	$8,849	$1,232,227	$4,885	$1,245,961

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2021.  The table includes $73,000 of loans acquired with deteriorated credit quality for which the Company cannot reasonably estimate cash flows such that they are accounted for on the cost recovery method and are still individually evaluated for impairment.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$171	$54	$-
Commercial real estate
Owner occupied	3,535	3,267	-
Non-owner occupied	3,270	2,358	-
Commercial and industrial	509	-	-
	7,485	5,679	-
With an allowance recorded:
Commercial real estate
Non-owner occupied	3,139	2,854	352
Commercial and industrial	435	389	276
	3,574	3,243	628
Total	$11,059	$8,922	$628

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

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Residential real estate	$175	$57	$-
Commercial real estate
Owner occupied	2,295	1,815	-
Non-owner occupied	1,638	743	-
Commercial and industrial	509	-	-
	4,617	2,615	-
With an allowance recorded:
Commercial real estate
Owner occupied	506	490	240
Non-owner occupied	1,638	1,465	385
Commercial and industrial	581	548	374
	2,725	2,503	999
Total	$7,342	$5,118	$999

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the six months ended June 30, 2021 and June 30, 2020.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$56	$-	$-	$62	$-	$-
Multifamily real estate	-	-	-	3,744	-	-
Commercial real estate:
Owner occupied	3,123	155	155	2,191	6	4
Non-owner occupied	3,871	-	-	4,376	72	36
Commercial and industrial	446	1	1	738	2	2
Construction and land	-	-	-	353	-	-
Total	$7,496	$156	$156	$11,464	$80	$42

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended June 30, 2021 and June 30, 2020.  The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Three months ended June 30, 2021			Three months ended June 30, 2020
Loan Class	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Residential real estate	$55	$-	$-	$61	$-	$-
Multifamily real estate	-	-	-	3,753	-	-
Commercial real estate:
Owner occupied	3,532	3	3	1,785	3	1
Non-owner occupied	4,703	-	-	4,429	36	-
Commercial and industrial	395	-	-	768	1	1
Construction and land	-	-	-	314	-	-
Total	$8,685	$3	$3	$11,110	$40	$2

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

The following table presents TDR’s as of June 30, 2021 and December 31, 2020:

June 30, 2021	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$1	$211	$212
Commercial real estate
Owner occupied	-	184	184
Total	$1	$395	$396

December 31, 2020	TDR’s on Non-accrual	Other TDR’s	Total TDR’s

Residential real estate	$19	$203	$222
Commercial real estate
Owner occupied	-	195	195
Non-owner occupied	856	-	856
Total	$875	$398	$1,273

At June 30, 2021, no specific reserves were allocated to loans that had restructured terms.  However, deterioration of a TDR that was charged-off during the three months ended June 30, 2021 resulted in a provision for loan losses of $550,000 for the three months ended June 30, 2021 and $580,000 for the six months ended June 30, 2021.  This compares to a provision for loan losses on restructured loans of $10,000 for the three months ended June 30, 2020 and $213,000 for the six months ended June 30, 2020.  At December 31, 2020, $276,000 in specific reserves were allocated to loans that had restructured terms.  There were no commitments to lend additional amounts to these borrowers.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
There were no new TDR’s that occurred during the three and six months ended June 30, 2021 and June 30, 2020.

During the three and six months ended June 30, 2021 and June 30, 2020, there were no TDR’s for which there as a payment default within twelve months following the modification.

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

The following table presents the status of the remaining loans as of June 30, 2021 with some degree of payment modification under the CARES Act.

June 30, 2021	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Commercial real estate
Owner occupied	$967	$-	$967
Non-owner occupied	3,839	-	3,839
Construction and land	1,920	-	1,920
Total	$6,726	$-	$6,726

December 31, 2020	Modified to Interest Only Payment	Modified to Defer Principal and Interest Payment	Total

Residential real estate	$560	$338	$898
Multifamily real estate	667	-	667
Commercial real estate
Owner occupied	10,567	396	10,963
Non-owner occupied	17,659	214	17,873
Commercial and industrial	-	898	898
Consumer	7	19	26
Construction and land	2,472	3,849	6,321
Total	$31,932	$5,714	$37,646

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  3 - LOANS - continued
As of June 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$368,576	$2,401	$8,670	$-	$379,647
Multifamily real estate	36,526	1,067	-	-	37,593
Commercial real estate:
Owner occupied	163,510	4,424	3,347	-	171,281
Non-owner occupied	309,471	24,188	5,759	-	339,418
Commercial and industrial	79,815	2,999	1,147	-	83,961
SBA PPP	73,404	-	-	-	73,404
Consumer	21,411	-	94	-	21,505
Construction and land	98,943	4,590	58	-	103,591
All other	35,535	26	-	-	35,561
Total	$1,187,191	$39,695	$19,075	$-	$1,245,961

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loan Class	Pass	Special Mention	Substandard	Doubtful	Total Loans

Residential real estate	$365,397	$3,093	$10,169	$-	$378,659
Multifamily real estate	35,412	2,566	-	-	37,978
Commercial real estate:
Owner occupied	155,707	4,686	4,313	-	164,706
Non-owner occupied	312,139	13,959	2,933	-	329,031
Commercial and industrial	84,948	3,747	1,367	-	90,062
SBA PPP	61,169	-	-	-	61,169
Consumer	23,837	5	142	-	23,984
Construction and land	88,587	3,833	228	-	92,648
All other	36,141	-	-	-	36,141
Total	$1,163,337	$31,889	$19,152	$-	$1,214,378

As of June 30, 2021 and December 31, 2020, there were no loans with payment deferrals under the CARES Act that were delinquent or on nonaccrual status. As of June 30, 2021, one non-owner occupied loan totaling $3,839,000 was risk rated special mention.  As of December 31, 2020, one non-owner occupied loan totaling $3,839,000 was risk rated special mention and one residential real estate loan totaling $38,000 was risk rated substandard. The Company evaluates its deferred loans after a deferral period expires to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate. Otherwise, loans are returned to their original payment terms.

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

In 2020, the Company elected to adopt the regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the Community Bank Leverage Ratio ("CBLR"), to determine regulatory capital adequacy.  The CBLR requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio for a financial institution to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its wholly owned subsidiary Premier Bank, Inc. meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.  Under interim guidance issued in June 2020, a CBLR of Total Tier 1 capital to quarterly average assets must be at least 8.50% in year 2021 and at least 9.00% in year 2022.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank did not maintain a CBLR of 8.50% at June 30, 2021, and provided full regulatory capital ratio calcuations in its June 30, 2021 FDIC call report.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  4 - STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS - continued
Premier’s Tier 1 capital totaled $201.8 million at June 30, 2021, which represents a community bank leverage ratio of 10.19%.  Premier’s wholly owned subsidiary Premier Bank, Inc. maintained a CBLR of 10.29% at June 30, 2021, well in excess of the 8.50% required to be considered well capitalized under the prompt corrective action framework.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank did not maintain a CBLR of 8.50% at June 30, 2021, and provided full regulatory capital ratio calcuations in its June 30, 2021 FDIC call report.  The bank remained well-capitalized with a Tier 1 Risk-based Capital Ratio of 15.40%, a Total Risk-based Capital Ratio of 16.17%, and a Tier 1 Leverage Ratio of 8.24%.  Citizens Deposit Bank’s Risk-based Capital Conversation Buffer was 8.17%, well in excess of the required 2.50% at June 30, 2021.

Shown below is a summary of regulatory capital ratios for the Company:

	June 30, 2021	December 31, 2020	Regulatory Minimum Requirements	To Be Considered Well Capitalized
Tier 1 Capital to average assets (CBLR):	10.19%	11.27%	8.50%	8.50%

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to sixteen years, including renewal options.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  Short-term leases of equipment are recognized on a straight-line basis over the lease term.  As of June 30, 2021, the weighted average remaining lease term for operating leases was 8.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 1.18%.

Total lease expense for the six months ended June 30, 2021, which is included in net occupancy and equipment expense, was $685,000, consisting of $76,000 short-term lease expense and $609,000 of operating lease expense.  For the three months ended June 30, 2021, was $347,000, which is included in net occupancy and equipment expense, consisting of $40,000 short-term lease expense and $307,000 of operating lease expense.

Total lease expense for the six months ended June 30, 2020, which is included in net occupancy and equipment expense, was $673,000, consisting of $74,000 short-term lease expense and $599,000 of operating lease expense.  For the three months ended June 30, 2020, was $340,000, which is included in net occupancy and equipment expense, consisting of $36,000 short-term lease expense and $304,000 of operating lease expense.

The following table summarizes the future minimum rental commitments under operating leases:

2021	$562
2022	1,052
2023	788
2024	663
2025	664
2026 and Thereafter	2,795
Total undiscounted cash flows	6,524
Discounted cash flows	(435)
Total lease liability	$6,089

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  6 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the three and six months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share
Income available to common stockholders	$5,174	$5,506	$11,724	$10,874
Weighted average common shares outstanding	14,759,185	14,664,916	14,728,244	14,661,957
Earnings per share	$0.35	$0.38	$0.80	$0.74

Diluted earnings per share
Income available to common stockholders	$5,174	$5,506	$11,724	$10,874
Weighted average common shares outstanding	14,759,185	14,664,916	14,728,244	14,661,957
Add dilutive effects of potential additional common stock	89,669	60,159	91,700	66,251
Weighted average common and dilutive potential common shares outstanding	14,848,854	14,725,075	14,819,944	14,728,208
Earnings per share assuming dilution	$0.35	$0.37	$0.79	$0.74

There were no stock options that were considered anti-dilutive for the three and six months ended June 30, 2021.  There were 183,242 stock options considered antidilutive for the three and six months ended June 30, 2020.

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
The carrying amounts and estimated fair values of financial instruments at June 30, 2021 were as follows:

	Carrying	Fair Value Measurements at June 30, 2021 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$148,788	$148,438	$350	$-	$148,788
Federal funds sold	16,047	16,047	-	-	16,047
Securities available for sale	572,785	-	572,785	-	572,785
Loans, net	1,232,701	-	-	1,233,412	1,233,412
Interest receivable	6,011	-	1,878	4,133	6,011

Financial liabilities
Deposits	$1,726,782	$1,425,037	$302,090	$-	$1,727,127
Securities sold under agreements to repurchase	62,256	-	62,256	-	62,256
Subordinated debt	5,495	-	5,383	-	5,383
Interest payable	225	4	221	-	225

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

	Carrying	Fair Value Measurements at December 31, 2020 Using
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$199,170	$198,820	$350	$-	$199,170
Federal funds sold	11,306	11,306	-	-	11,306
Securities available for sale	421,190	-	421,190	-	421,190
Loans, net	1,200,862	-	-	1,209,579	1,209,579
Interest receivable	5,991	-	1,301	4,690	5,991

Financial liabilities
Deposits	$1,633,740	$1,308,188	$327,448	$-	$1,635,636
Securities sold under agreements to repurchase	33,827	-	33,827	-	33,827
Subordinated debt	5,475	-	5,366	-	5,366
Interest payable	360	4	356	-	360

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2021 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$222,494	$-	$222,494	$-
U. S. agency CMO’s - residential	18,204	-	18,204	-
Total mortgage-backed securities of government sponsored agencies	240,698	-	240,698	-
U. S. government sponsored agency securities	272,251	-	272,251	-
Obligations of states and political subdivisions	54,818	-	54,818	-
Other securities	5,018	-	5,018	-
Total securities available for sale	$572,785	$-	$572,785	$-

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale
Mortgage-backed securities
U. S. agency MBS - residential	$327,800	$-	$327,800	$-
U. S. agency CMO’s	30,076	-	30,076	-
Total mortgage-backed securities of government sponsored agencies	357,876	-	357,876	-
U. S. government sponsored agency securities	2,626	-	2,626	-
Obligations of states and political subdivisions	55,000	-	55,000	-
Other securities	5,688	-	5,688	-
Total securities available for sale	$421,190	$-	$421,190	$-

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2021 are summarized below:

		Fair Value Measurements at June 30, 2021 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial real estate
Non-owner occupied	$2,502	$-	$-	$2,502
Commercial and industrial	113	-	-	113
Total impaired loans	$2,615	$-	$-	$2,615

Other real estate owned:
Residential real estate	$297	$-	$-	$297
Multifamily real estate	10,070	-	-	10,070
Commercial real estate
Owner occupied	817	-	-	817
Construction and land	400	-	-	400
Total OREO	$11,584	$-	$-	$11,584

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $3,243,000 at June 30, 2021 with a valuation allowance of $628,000 and a recorded investment of $2,503,000 at December 31, 2020 with a valuation allowance of $999,000.  The change resulted in a provision for loan losses of $760,000  for the six-months ended June 30, 2021, compared to a $223,000 provision for loan losses for the six-months ended June 30, 2020 and a $729,000 in provision for loan losses for the three months ended June 30, 2021, compared to a $41,000 provision for loan losses for the three months ended June 30, 2020.  The detail of impaired loans by loan class is contained in Note 3 above.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $11,584,000 which is made up of the outstanding balance of $14,478,000 net of a valuation allowance of $2,894,000 at June 30, 2021.  There were $859,000 of write downs during the six months ended June 30, 2021, compared to $277,000 of write downs during the six months ended June 30, 2020. For the three months ended June 30, 2021 there were $859,000 of additional write downs compared to $252,000 of additional write downs during the three months ended June 30, 2020.  At December 31, 2020, other real estate owned had a net carrying amount of $12,273,000, made up of the outstanding balance of $14,320,000, net of a valuation allowance of $2,047,000.

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  7 - FAIR VALUE - continued
The significant unobservable inputs related to assets and liabilities measured at fair value on a non-recurring basis at June 30, 2021 are summarized below:

	June 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired loans:
Commercial real estate
Non-owner occupied	$2,502	income approach	adjustment for differences in net operating income expectations	20.1%-47.1% (24.7%)
Commercial and industrial	113	sales comparison	adjustment for estimated realizable value	61.7%-91.8% (64.3%)
Total impaired loans	$2,615

Other real estate owned:
Residential real estate	$297	sales comparison	adjustment for estimated realizable value	41.9%-65.9% (54.6%)
Multifamily real estate	10,070	income approach	adjustment for differences in net operating income expectations	45.8%-70.3% (49.1%)
Commercial real estate
Owner occupied	817	sales comparison	adjustment for estimated realizable value	22.1%-28.5% (26.3%)
Construction and land	400	sales comparison	adjustment for estimated realizable value	50.3%-98.6% (80.5%)
Total OREO	$11,584

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

PREMIER FINANCIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE  8 - MERGER AGREEMENT

On March 26, 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp, Inc. (“Peoples”).  The Merger Agreement provides for a business combination whereby Premier Financial will merge with and into Peoples (the “Merger”), with Peoples as the surviving corporation in the Merger.  Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Premier common stock, issued and outstanding immediately prior to the Effective Time (except for Treasury Shares and Dissenting Shares, both as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.58 (the “Exchange Ratio”) of common shares, no par value, of Peoples. The Merger Agreement contains certain termination rights for both Peoples and Premier Financial, and further provides that, upon termination of the Merger Agreement under specified circumstances, Premier Financial may be required to pay Peoples a termination fee of $11,000,000.  The Merger is expected to close in the third quarter of 2021.  Satisfaction of various pre-closing conditions have occurred, including, but not limited to: (1) adoption of the Merger Agreement by the shareholders of Peoples and Premier Financial; (2) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System and the Ohio Division of Financial Institutions; and (3) effectiveness of the registration statement on Form S-4 for the Peoples Common Shares to be issued in the Merger.  The Merger Agreement provides for other closing conditions,  including, but not limited to (1) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement; and (2) authorization for listing on Nasdaq of the Peoples Common Shares to be issued in the Merger.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

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
Net income for the six months ended June 30, 2021 was $11,724,000, or $0.79 per diluted share, compared to net income of $10,874,000, or $0.74 per diluted share, for the six months ended June 30, 2020.  The increase in net income in the first six months of 2021 is largely due to $1,096,000 of gains on the sale of securities and a $514,000 decrease in the provision for loan losses.  These items more than offset a $55,000 decrease in net interest income and a $193,000 increase in non-interest expense. The decrease in net interest income is a combination of larger decreases in both interest income and interest expense, while the increase in non-interest expense was mainly due to an increase in expenses and writedowns of other real estate owned (“OREO”) and an increase in professional fees largely related to the Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp, Inc. (“Peoples”) with Peoples as the surviving corporation in the Merger.  The decrease in the provision for loan losses related primarily to a higher portion of the provision for loan losses recorded during the first six months of 2020 attributed to additional identified credit risk in the loan portfolio related to anticipated consequences of the national economic shutdown designed to curb the spread of the novel corona virus of 2019 (“COVID-19”) compared to the net negative COVID-19 portion of the loan loss provision recorded in the first six months of 2021.  The annualized returns on average common shareholders’ equity and average assets were approximately 9.22% and 1.21% for the six months ended June 30, 2021 compared to 8.72% and 1.19% for the same period in 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Net income for the three months ended June 30, 2021 was $5,174,000, or $0.35 per diluted share, compared to net income of $5,506,000, or $0.37 per diluted share for the three months ended June 30, 2020.  The decrease in net income in the second quarter of 2021 is largely due to an increase in non-interest expenses, primarily professional fees and expenses and writedowns of OREO.  The increase in non-interest expense more than offset positive quarter-over-quarter earnings comparisons in 2021, such as increases in net interest income and non-interest income and a decrease in the provision for loan losses when compared to the second quarter of 2020.  The annualized returns on average common shareholders’ equity and average assets were approximately 8.14% and 1.06% for the three months ended June 30, 2021 compared to 8.68% and 1.17% for the same period in 2020.
Net interest income for the six months ended June 30, 2021 totaled $33.096 million, a decrease of $55,000, or 0.2%, from the $33.151 million of net interest income earned in the first six months of 2020.  Interest income in 2021 decreased by $2,692,000, or 7.2%, largely due to a $1,772,000, or 36.7%, decrease in interest income on investment securities.  Interest income on investment securities decreased in the first six months of 2021 largely due to significantly lower average yields although on a higher outstanding average balance.  The decrease in the average yield earned is largely due to accelerated prepayments of mortgage-backed securities which resulted in a corresponding higher rate of purchase premium amortization on these securities as well as a significantly lower reinvestment yield on the accelerated prepayment funds and investments purchased with funds from the growth in deposit balances and customer repurchase agreements.  In addition to the decrease in interest income on investment securities, interest income on loans decreased $698,000, or 2.2%, compared to the first six months of 2020.  Interest income on loans in the first six months of 2021 included approximately $556,000 of income from deferred interest and discounts recognized on loans that paid off or paid-down during during the first six months of 2021 compared to approximately $543,000 of interest income of this kind recognized during the six months of 2020.  Excluding this loan income recognition, interest income on loans decreased by $711,000, or 2.2%, in the first six months of 2021, largely due to a lower average yield earned, although on a higher average balance of loans outstanding during the first six months of 2021 when compared to the first six months of 2020.  Premier’s participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) resulted in $91,511,000 of average PPP loans outstanding during the first six months of 2021.  This compares to an average balance of only $42,068,000 of PPP loans outstanding during the first six months of 2020.  The PPP loan program of the SBA did not get underway until after March 31, 2020.  Excluding participation in the PPP loan program, Premier’s average loans outstanding during the first six months of 2021 decreased by $28,800,000 compared to the average loans outstanding during the same six months of 2020, while the average yield on these loans decreased to 4.91% during the first six months of 2021 compared to 5.27% during the same six months of 2020.  Earning yields dropped in response to the Federal Reserve Board of Governors’ policy decision to drop the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020.  The policy decision was an effort to stimulate the economy during government actions to curb the spread of COVID-19 requiring non-essential business closures.  As a result, the prime lending rate dropped to 3.25% at this time.  As new loans were recorded or existing loans were renewed or repriced after March 2020, the lower prime lending rate generally resulted in a lower interest rate on these loans.  Also contributing to the decrease in interest income, interest income from interest-bearing bank balances and federal funds sold decreased by $222,000, or 78.2%, largely due to a significant decrease in the yield earned on these balances, from 0.09% in 2021 compared to the 0.62% yield earned in 2020, resulting from decreases in the short-term interest rate policy of the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Substantially offsetting the decrease in interest income in the first six months of 2021 was a $2,637,000, or 63.8%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $2,529,000, or 65.2% in the first half of 2021, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the first six months of 2021 compared to the same period in 2020.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the first six months of 2021 compared to the same period in 2020.  Nevertheless, average interest-bearing deposit balances increased by $46.7 million, or 4.2%, in the first six months of 2021 compared to the same period of 2020.  The average interest rate paid on interest-bearing deposits decreased by 47 basis points from 0.70% during the first six months of 2020 to 0.23% during the first six months of 2021.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate to a range of 0.00% to 0.25% on March 16, 2020, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders in an effort to offset some of the negative effects of COVID-19 governmental restrictions on non-essential businesses, have resulted in a decrease in competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 13 basis points and the average rate paid on savings deposits decreased by 12 basis points in the first six months of 2021 when compared to the first six months of 2020.  Even with these resulting decreases in the average rate paid on transaction based deposits, the average outstanding balance of transaction based deposits increased significantly.  NOW and money market deposit account balances averaged $534.517 million in the first six months of 2021, an $81.746 million, or 18.1%, increase over the average outstanding balances during the first six months of 2020.  Similarly, savings deposit account balances averaged $322.537 million in the first six months of 2021, a $50.665 million, or 18.6%, increase over the average outstanding balances during the first six months of 2019.  Even with the increases in their average balances, interest expense savings on interest-bearing transaction deposit accounts totaled $422,000 of the $2,529,000 decrease in interest expense on interest-bearing deposits, largely as a result of rate reductions on NOW, money market and savings deposit accounts.
The remaining $2,107,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a decrease in the average rates paid in the first six months of 2021 when compared to the first six months of 2020.  The average rate paid on certificates of deposit decreased from 1.62% during the first six months of 2020 to 0.70% during the same six months of 2021.  Premier eliminated its interest rate specials on certificates of deposit during 2020 and lowered the interest rate paid on all deposit products in response to decreases in the short-term interest rate policy of the Federal Reserve Board of Governors.  As certificates mature and are renewed, they are priced using the new lower rates.  Certificate of deposit balances averaged $311.538 million in the first six months of 2021, an $85.677 million, or 21.6%, increase from the average outstanding balances during the first six months of 2020.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Similarly, interest expense paid on short-term borrowings, primarily customer repurchase agreements, decreased by $15,000, or 38.5%, in the first six months of 2021 compared to the same six months of 2020.  The interest expense decrease was largely due to a 23 basis point decrease in the average rate paid on short-term borrowings, partially offset by an 83.8% increase in the average balance outstanding during the first six months of 2021 compared to 2020.  Also contributing to the overall 63.8% decrease in interest expense during the first six months of 2021 was a $53,000, or 100%, decrease in interest expense on Federal Home Loan Bank (“FHLB”) borrowings and a $40,000, or 25.2%, decrease in interest expense on Premier’s subordinated debt.  All FHLB borrowings were repaid in 2020 resulting in no interest expense during the first six months of 2021.   Premier’s subordinated debt features a variable interest rate indexed to the short-term three-month LIBOR interest rate, which was lower in the first and second quarters of 2021 in conjunction with the decrease in short-term interest rate policy by the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Premier’s net interest margin during the first six months of 2021 was 3.57% compared to 3.91% for the first six months of 2020.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off or paid down during the period.  Excluding this income, Premier’s net interest margin during the first six months of 2021 would have been 3.51% compared to 3.85% for the first six months of 2020.  As shown in the table below, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased to 0.09% in the first six months of 2021, from the 0.62% earned in the first six months of 2020.  The average yield earned on securities available for sale decreased to 1.28% in the first six months of 2021, from the 2.48% earned during the first six months of 2020.  Similarly, the average yield earned on total loans outstanding decreased to 5.08% in 2021 from the 5.31% earned during the first six months of 2020.  Earning asset yields have decreased generally in response to decreases in both short- and long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors dramatically reduced its the short-term interest rate policy as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions in March of 2020.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the first six months of 2021 has been a decrease of approximately 23 basis points when compared to the first six months of 2020.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased from 0.72% during the first six months of 2020 to 0.25% in the first six months of 2021.  The average rates paid on interest-bearing deposits decreased from 0.70% in the first six months to 2020 to 0.23% during the first six months of 2021, largely due to lower rates paid on certificates of deposit.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 5.87% in the first six months of 2020 to 4.38% in the first six months of 2021, due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Due to a lack of competition for funds, the average rate paid on short-term borrowings, primarily customer repurchase agreements, decreased by 22 basis points to 0.12% in the first six months of 2021, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston decreased from 2.54% to zero as the borrowings have been repaid upon maturity.  The overall effect was to decrease Premier’s net interest spread by 20 basis points to 3.48% and decrease Premier’s net interest margin by 34 basis points to 3.57% in the first six months of 2021 when compared to the first six months of 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Additional information on Premier’s net interest income for the six months of 2021 and six months of 2020 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$132,699	$62	0.09%	$91,842	$284	0.62%
Securities available for sale
Taxable	458,902	2,722	1.19	369,836	4,557	2.46
Tax-exempt	32,922	334	2.57	25,632	271	2.68
Total investment securities	491,824	3,056	1.28	395,468	4,828	2.48
Total loans	1,249,059	31,472	5.08	1,218,360	32,170	5.31
Total interest-earning assets	1,873,582	34,590	3.73%	1,705,670	37,282	4.40%
Allowance for loan losses	(13,869)			(13,816)
Cash and due from banks	24,165			22,827
Other assets	105,968			107,310
Total assets	$1,989,846			$1,821,991

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,168,592	1,351	0.23	$1,121,858	3,880	0.70
Short-term borrowings	41,823	24	0.12	22,750	39	0.34
FHLB Advances	-	-	0.00	4,201	53	2.54
Subordinated debt	5,483	119	4.38	5,444	159	5.87
Total interest-bearing liabilities	1,215,898	1,494	0.25%	1,154,253	4,131	0.72%
Non-interest bearing deposits	510,357			406,163
Other liabilities	11,800			12,106
Stockholders’ equity	251,791			249,469
Total liabilities and equity	$1,989,846			$1,821,991

Net interest earnings		$33,096			$33,151
Net interest spread			3.48%			3.68%
Net interest margin			3.57%			3.91%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Additional information on Premier’s net interest income for the second quarter of 2021 and second quarter of 2020 is contained in the following table.

PREMIER FINANCIAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS
AND NET INTEREST INCOME ANALYSIS

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Federal funds sold and other	$108,641	$23	0.08%	$112,513	$26	0.09%
Securities available for sale
Taxable	512,721	1,393	1.09	365,394	2,014	2.20
Tax-exempt	31,577	163	2.61	36,484	182	2.53
Total investment securities	544,298	1,556	1.18	401,878	2,196	2.23
Total loans	1,265,240	16,024	5.08	1,252,337	16,416	5.27
Total interest-earning assets	1,918,179	17,603	3.69%	1,766,728	18,638	4.25%
Allowance for loan losses	(14,017)			(14,039)
Cash and due from banks	24,620			22,980
Other assets	105,556			107,744
Total assets	$2,034,338			$1,883,413

Liabilities and Equity
Interest-bearing liabilities
Interest-bearing deposits	$1,191,619	586	0.20	$1,132,726	1,715	0.61
Short-term borrowings	47,914	12	0.10	25,653	15	0.24
FHLB Advances	-	-	0.00	4,253	23	2.18
Subordinated debentures	5,488	59	4.31	5,448	76	5.61
Total interest-bearing liabilities	1,245,021	657	0.21%	1,168,080	1,829	0.63%
Non-interest bearing deposits	527,507			448,766
Other liabilities	12,557			12,812
Stockholders’ equity	249,253			253,755
Total liabilities and equity	$2,034,338			$1,883,413

Net interest earnings		$16,946			$16,809
Net interest spread			3.48%			3.62%
Net interest margin			3.55%			3.83%

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Net interest income for the quarter ended June 30, 2021 totaled $16.946 million, up $137,000, or 0.8%, from the $16.809 million of net interest income earned in the second quarter of 2020, as interest expense savings exceeded a decrease in interest income.  Interest income in 2021 decreased $1,035,000, or 5.6%, in the second quarter of 2021 when compared to the second quarter of 2020, largely due to a $640,000, or 29.1%, decrease in interest income on investment securities and a $392,000, or 2.4%, decrease in interest income on loans.  Interest income on interest-bearing bank balances and federal funds sold decreased by $3,000, or 11.5%, in the second quarter of 2021 when compared to the same quarter of 2020, due to lower earning yields on slightly lower average balances.  Similarly, interest income on investment securities in the second quarter of 2021 decreased by $640,000, or 29.1%, when compared to the second quarter of 2020.  While the average balance of investments increased by $142.4 million in the second quarter of 2021 when compared to the same quarter of 2020, the average yield earned decreased from 2.23% during the second quarter of 2020 to 1.17% during the second quarter of 2021.  The decrease in the average yield earned is largely due to accelerated prepayments of mortgage-backed securities which resulted in a corresponding higher rate of purchase premium amortization on these securities, as well as a significantly lower reinvestment yield on the accelerated prepayment funds and investments purchased with funds from the growth in deposit balances and customer repurchase agreements.
Interest income on loans decreased by $392,000, or 2.4%, in the second quarter of 2021 when compared to the second quarter of 2020.  Interest income on loans in the second quarter of 2021 included approximately $50,000 of income recognized from deferred interest and discounts recognized on loans that paid off during the quarter, compared to approximately $468,000 of interest income of this kind recognized during the second quarter of 2020.  Otherwise, interest income on loans increased by $26,000, or 0.2%, in the second quarter of 2021.  The increase in interest income on loans is a combination of an increase in interest income on commercial loans partially offset by decreases in interest income on real estate mortgage and consumer loans.  Interest income on real estate mortgage and consumer loans decreased by $516,000, or 12.0%, in the second quarter of 2021 when compared to the second quarter of 2020, largely due to a lower average yield earned on a lower average balance of these loans outstanding.  Conversely, interest income on commercial loans increased by $542,000, or 4.7%, in the second quarter of 2021 when compared to the second quarter of 2020, largely due to a higher average balance of these loans outstanding earning a similar yield in 2021 compared to the second quarter of 2020.  Premier’s participation in the U.S. Treasury’s and Small Business Administration’s Paycheck Protection Program (“PPP”) accounted for $17.4 million of the $40.6 million increase in average commercial loans outstanding in the second quarter of 2021 compared to the second quarter of 2020.  In addition, interest income on PPP loans and the recognition of fee income when a borrower’s PPP loan is paid off resulted in a $1,194,000 increase in loan interest income in the second quarter of 2021 compared to the second quarter of 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

More than offsetting the decrease in interest income in the second quarter of 2021 was a $1,172,000, or 64.1%, decrease in interest expense, driven by a decrease in interest expense on deposits.  Interest expense on deposits decreased by $1,129,000, or 65.8% in the second quarter of 2021, largely due to decreases in the average rate paid on certificates of deposit, savings deposits, and NOW and money market deposits during the second quarter of 2021 compared to the same quarter in 2020.  Further interest expense savings were realized due to decreases in the average balance of higher-costing certificates of deposit during the second quarter of 2021 compared to the same quarter in 2020.  Nevertheless, average interest-bearing deposit balances increased by $58.9 million, or 5.2%, in the second quarter of 2021 compared to the same quarter of 2020, largely due to a $53.8 million, or 19.2%, increase in savings deposits and a $79.0 million, or 16.7%, increase in NOW and money market deposits.  These increases more than offset a $73.9 million, or 19.5%, decrease in certificate of deposit balances.  As certificates mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.  The average interest rate paid on interest-bearing deposits decreased by 41 basis points from 0.61% during the second quarter of 2020 to 0.20% during the second quarter of 2021, as Premier eliminated its interest rate specials on certificates of deposit and lowered the interest rate paid on all deposit products in response to decreases in the short-term interest rate policy of the Federal Reserve Board of Governors.  Decreases in short-term rates resulting from actions by the Federal Reserve Board of Governors to reduce the targeted federal funds rate, plus an inflow of funds from direct stimulus payments from the U.S. Treasury to deposit account holders have resulted in a decrease in competition for bank deposit rates.  As a result, the average interest rate paid on highly liquid NOW and money market deposits decreased by 8 basis points and the average rate paid on savings deposits decreased by 9 basis points in the second quarter of 2021 when compared to the second quarter of 2020.  Even with these resulting decreases in the average rate paid on transaction based deposits, the average outstanding balance of transaction-based deposits increased.  Interest expense savings on interest-bearing transaction deposit accounts totaled $143,000 of the $1,129,000 decrease in interest expense on interest-bearing deposits.  The remaining $986,000 decrease in interest expense on deposit accounts came from a decrease in average outstanding certificates of deposits and a 93 basis point decrease in the average rates paid during the second quarter of 2021 when compared to the second quarter of 2020.
Similarly, interest expense paid on short-term borrowings, primarily customer repurchase agreements, decreased by $3,000, or 20%, in 2021.  The reduction in interest expense was largely due to a 14 basis point decrease in the average rate paid, partially offset by an 86.8% increase in the average balance outstanding during the second quarter of 2021.  Also contributing to the overall 64.1% decrease in interest expense during the second quarter of 2021 was a $23,000, or 100%, decrease in interest expense on FHLB borrowings and a $17,000, or 22.4%, decrease in interest expense on Premier’s subordinated debt.  All FHLB borrowings were repaid in 2020 resulting in no interest expense during the second quarter of 2021.  Premier’s subordinated debt features a variable interest rate indexed to the short-term three-month LIBOR interest rate, which was lower in the second quarter of 2021 compared to the second quarter of 2020 in conjunction with decreases in short-term interest rate policy by the Federal Reserve Board of Governors.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Premier’s net interest margin during the second quarter of 2021 was 3.55% compared to 3.83% for the second quarter of 2020.  A portion of the interest income on loans is the result of recognizing deferred interest income on loans that paid-off or paid down during the period.  Excluding this income, Premier’s net interest margin during the second quarter of 2021 would have been 3.54% compared to 3.73% for the second quarter of 2020.  As shown in the table above, Premier’s yield earned on federal funds sold and interest bearing bank balances decreased slightly to 0.08% in the second quarter of 2021, from the 0.09% earned in the second quarter of 2020.  The average yield earned on securities available for sale decreased to 1.18% in the second quarter of 2021, from the 2.23% earned during the second quarter of 2020.  Similarly, the average yield earned on total loans outstanding decreased to 5.08% in 2021 from the 5.27% earned during the second quarter of 2020.  Earning asset yields have decreased generally in response to decreases in long-term interest rates driven by economic uncertainty resulting from worldwide governmental actions intended to curb the spread of the COVID-19 virus.  The Federal Reserve Board of Governors also dramatically reduced its the short-term interest rate policy in March 2020 as a means to stimulate the economy of the United States responsive to COVID-19 governmental actions.  As new loans have been made with lower interest rates, some borrowers have requested interest rate lowering adjustments on their existing loans with Premier.  Premier has been very selective in granting these loan interest rate concessions.  Nevertheless, the impact of both on the average loan yield in the second quarter of 2021 has been a decrease of approximately 19 basis points when compared to the second quarter of 2020.
Similar to the decrease in earning asset yields, the average rate paid on interest bearing liabilities decreased in the second quarter of 2021 from 0.63% during the second quarter of 2020 to 0.21% in the second quarter of 2021.  The average rates paid on interest-bearing deposits decreased from 0.61% in the second quarter to 2020 to 0.20% during the second quarter of 2021, due to lower rates paid on savings deposits, transaction based interest bearing deposits and certificates of deposit.  Furthermore, the average rate paid on Premier’s variable rate subordinated debentures decreased from 5.61% in the second quarter of 2020 to 4.31% in the second quarter of 2021 due to decreases in short-term interest rate policy by the Federal Reserve and the impact on market short-term interest rates.  Due to a lack of competition for funds, the average rate paid on short-term borrowings, primarily customer repurchase agreements, decreased by 14 basis points to 0.10% in the second quarter of 2021, while the average interest rate on the fixed rate FHLB borrowings assumed in the acquisition of First Bank of Charleston decreased from 2.18% to zero as the borrowings have been repaid upon maturity. The overall effect was to decrease Premier’s net interest spread by 14 basis points to 3.48% and decrease Premier’s net interest margin by 28 basis points to 3.55% in the second quarter of 2021 when compared to the second quarter of 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Non-interest income increased by $1,127,000, or 27.2%, to $5,266,000 for the first six months of 2021 compared to the same six months of 2020, mainly due to a gain on the sale of securities.  During the first quarter of 2021 Premier sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  In reviewing its investment portfolio, Premier identified some mortgage-backed securities that had short-term projected weighted average remaining lives and proportionately significant unrealized market value gains.  Rather than hold the securities until their full maturity, Premier decided to liquidate these securities, realize the market value gains, and reinvest the proceeds.  Otherwise, non-interest income increased by $31,000, or 0.7%, in the first six months of 2021 when compared to the same six months of 2020, as decreases in service charges on deposit accounts and other sources of non-interest income were more than offset by increases in electronic banking income and secondary market mortgage income.  Service charges on deposit accounts decreased by $358,000, or 19.9%, largely due to a $377,000, or 29.2%, decrease in customer overdraft fees.  Other sources of non-interest income decreased by $44,000, or 10.1%, in the first six months of 2021, as decreases in  commissions on insurance premiums, brokerage and annuity commission income and fees on letters of credit were partially offset by an increase in check cashing fees and wire transfer fees.  More than offsetting these decreases in non-interest income, electronic banking income (income from debit/credit cards, ATM fees and internet banking charges) increased by $353,000, or 20.1% and secondary market mortgage income increased by $80,000, or 53.0%, in the first six months of 2021 compared to the same six months of 2020.  Electronic banking income increased from income from debit card transaction activity and non-customer ATM transaction fees.  Secondary market mortgage income increased, in part, due to the lower long-term interest rate environment, resulting in an increase in home purchases in Premier’s markets and home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.
Non-interest income increased by $232,000, or 12.3%, to $2,122,000 for the second quarter of 2021 compared to the same three months of 2020, largely due to an increase in electronic banking income.   Service charges on deposit accounts increased by $15,000, or 2.2%, largely due to a $21,000, or 4.6%, increase in customer overdraft fees.  Electronic banking income increased by $164,000, or 17.5%, largely due to a $163,000, or 20.9%, increase in  income from debit card transaction activity.  Secondary market mortgage income increased by $35,000, or 41.2%, in the second quarter of 2021 when compared to the same quarter of 2020 due, in part, to the lower long-term interest rate environment resulting in an increase in home purchases in Premier’s markets and home loan refinances as customers are taking advantage of lowering their long-term fixed home loan interest rate.  Other sources of non-interest income increased by $18,000, or 10.2%, in the second quarter of 2021 as decreases in lending based fees were more than offset by increases in commissions on insurance premiums, check cashing fees and commissions on checkbook sales.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Non-interest expenses for the first six months of 2021 totaled $22,009,000, or 2.29%, of average assets on an annualized basis, compared to $21,816,000, or 2.41%, of average assets for the same period of 2020.  The $193,000, or 0.9%, increase in non-interest expenses in 2021 when compared to the first six months of 2020 is largely due to a $737,000, or 175%, increase in expenses and writedowns on OREO properties, a $376,000, or 76.7%, increase in professional fees, a $183,000, or 269%, increase in FDIC insurance expense, a $216,000, or 6.7%, increase in outside data processing costs and a $77,000, or 2.2%, increase in occupancy and equipment expenses.  Expenses and writedowns of OREO properties increased, largely due to $859,000 of OREO value writedowns in the first six months of 2021 compared to $277,000 of value writedowns in the first six month of 2020, as well as a $107,000, or 67.5%, increase in expenses related to operating and maintaining OREO properties.  Professional fees increased largely due to a $286,000 increase in legal fees and an $80,000 increase in consulting fees related to the pending acquisition of Premier by Peoples Bancorp Inc.  FDIC insurance expense increased, largely due to the prior utilization of FDIC based community bank assessment credits to substantially offset the first and second quarter 2020 FDIC insurance premiums.  The $216,000 increase in outside data processing costs included a $61,000 increase in internet and mobile banking charges, as banking by electronic means becomes more and more popular among Premier’s customer base, a $94,000 increase in ATM processing charges from increased transaction activity and a $64,000 increase in communication line expenses as Premier migrated to a more robust data line network across its branch network to improve customer service.  The $77,000 increase in occupancy and equipment expenses included a $52,000 increase in snow removal costs, an $11,000 increase in utility costs and $49,000 of gains on the disposition of company vehicles in 2020 that did not reoccur in 2021.
These increases in non-interest expense were substantially offset by an $813,000, or 7.6%, decrease in staff costs, a $224,000, or 42.5% decrease in taxes not on income, a $150,000, or 69.4%, decrease in loan collection expenses, a $38,000, or 7.9%, decrease in core deposit amortization expense and a $171,000, or 7.8%, decrease in other operating expenses in the first six months of 2021 compared to the same six months of 2020.  Staff costs decreased by $813,000, largely due to a $500,000 decrease in employee wages and incentive compensation and a $177,000 decrease in benefit costs predominantly from a reduction in total employees as well as a $135,000 increase in the deferral of expensing staff costs related to an increase in number of loans originated (primarily PPP loans) during the first six months of 2021 compared to the first six months of 2020.   The $224,000 decrease in taxes not on income is due to a change in the taxation of banks in the Commonwealth of Kentucky, from an equity based franchise tax to a state imposed income tax.  As a result, income tax increased by $208,000 in the first six months of 2021 related to the Kentucky income tax.  Decreases in other operating expenses include supplies, postage, advertising, conversion and travel expenses.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Non-interest expense for the second quarter of 2021 totaled $11,819,000, or 2.44%, of average assets on an annualized basis, compared to $11,079,000, or 2.37%, of average assets for the same period of 2020.  Non-interest expense increased by $740,000, or 6.7% in the second quarter of 2021 compared to the second quarter of 2020, largely due to a $641,000, or 181%, increase in expenses and writedowns on OREO properties and a $217,000, or 88.2%, increase in professional fees.  During the second quarter of 2021, Premier recorded $859,000 of writedowns on OREO property values and another $14,000 of net losses on the completed sale of OREO properties compared to $277,000 of such writedowns of OREO property values and the realization of $28,000 of net gains upon the sale of OREO properties in the second quarter of 2020. Professional fees increased largely due to a $171,000 increase in legal fees and a $25,000 increase in consulting fees related to the pending acquisition of Premier by Peoples Bancorp Inc.  Other increases in non-interest expense include a $52,000, or 72.2%, increase in FDIC insurance costs, largely due to the prior utilization of FDIC based community bank assessment credits to partially offset the second quarter 2020 FDIC insurance premiums, a $30,000, or 1.8%, increase in outside data processing costs and a $13,000, or 0.7%, increase in occupancy and equipment expenses.  These increases more than offset decreases in non-interest expense in the second quarter of 2021 when compared to the second quarter of 2020.  Decreases in non-interest expense include an $80,000, or 31.7%, decrease in taxes not on income, a $74,000, or 73.3%, decrease in loan collection expenses, a $21,000, or 18.4%, decrease in supplies expense, an $18,000, or 7.5%, decrease in the amortization of intangible assets and a $20,000, or 0.4%, decrease in staff costs.
Income tax expense was $3,553,000 for the first six months of 2021 compared to $3,010,000 for the first six months of 2020.  The effective tax rate for the six months ended June 30, 2021 was 23.3% compared to 21.7% for the same period in 2020.  For the quarter ended June 30, 2021, income tax expense was $1,647,000, (a 24.1% effective tax rate), compared to $1,524,000, (a 21.7% effective tax rate), for the same period in 2020.  The increases in the 2021 effective tax rate for both the first six months of 2021 and the second quarter of 2021 are largely due to a change in the taxation of banks in the Commonwealth of Kentucky, from an equity based franchise tax to a state imposed income tax.  As a result, income tax increased by $208,000 in the first six months of 2021 and by $105,000 in the second quarter of 2021 related to the Kentucky income tax.
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

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

B.          Financial Position

Total assets at June 30, 2021 increased by $134.1 million to $2.080 billion from the $1.946 billion at December 31, 2020.  The increase in total assets since year-end is largely due to a $151.6 million increase in securities available for sale and a $31.6 million increase in total loans outstanding.  Earning assets increased by $138.2 million from the $1.825 billion at year-end 2020 to end the quarter at $1.963 billion.
Cash and due from banks at June 30, 2021 was $24.3 million, a $696,000 decrease from the $25.0 million at December 31, 2020.  Interest bearing bank balances decreased by $49.7 million, or 28.5%, from the $174.2 million reported at December 31, 2020.  Federal funds sold increased by $4.7 million, or 41.9%, to $16.0 million at June 30, 2021.  Changes in these highly liquid assets are generally in response to increases in deposits, the demand for deposit withdrawals or the funding of loans or investment purchases, and are part of Premier’s management of its liquidity and interest rate risks.
Securities available for sale totaled $572.8 million at June 30, 2021, a $151.6 million increase from the $421.2 million at December 31, 2020.  The increase was largely due to the purchase of $289.3 million of investment securities.  These increase more than offset $104.9 million of proceeds from monthly principal payments on Premier’s mortgage backed securities portfolio and securities that matured or were called during the first six months of 2021.  Purchases exceeded maturities as Premier sought higher yields on surplus funds resulting from the growth in deposits and payoffs on non-SBA PPP loans.  During the first quarter of 2021, Premier also sold $25.5 million of mortgage-backed securities and realized gains upon the sales totaling $1,096,000.  In reviewing its investment portfolio, Premier identified some mortgage-backed securities that had short-term projected weighted average remaining lives and proportionately significant unrealized market value gains.  Rather than hold the securities until their full maturity, Premier decided to liquidate these securities, realize the market value gains, and reinvest the proceeds.  The investment portfolio is predominately high quality residential mortgage backed securities backed by the U.S. Government or Government sponsored agencies.  Any unrealized losses on securities within the portfolio at June 30, 2021 and December 31, 2020 are believed to be price changes resulting from changes in the long-term interest rate environment and management anticipates receiving all principal and interest on these investments as they come due.  Additional details on investment activities can be found in the Consolidated Statements of Cash Flows.
Total loans at June 30, 2021 were $1.246 billion compared to $1.214 billion at December 31, 2020, an increase of approximately $31.6 million, or 2.6%.  Premier generated $38.5 million of new PPP loans, net of deferred fees and forgiveness payments received, during the first six months of 2021.  These loans more than offset a $6.9 million, or 0.6%, decrease in traditional loans as new loans generated during the quarter were exceeded by payoffs and principal payments received. Construction and land loans increased by approximately $10.9 million, or 11.8%; non-owner occupied loans increased by $10.4 million, or 3.2%; owner occupied loans increased by $6.6 million, or 4.0%; and residential real estate loans increased by $988,000, or 0.3%.  These increases were more than offset by a $32.4 million, or 35.9%, decrease in commercial and industrial loans, a $2.5 million, or 10.3%, decrease in consumer loans, a $580,000, or 1.6%, decrease in other loans, and a $385,000, or 1.0% decrease in multifamily real estate loans.  Loan payoffs and paydowns during the first six months of 2021 resulted in recognizing approximately $556,000 of income from purchase discounts on acquired loans or deferred interest while the loans were on non-accrual status.
Premises and equipment decreased by $1,488,000, largely due to normal quarterly depreciation of fixed assets.  Other intangible assets decreased by $445,000, due to the amortization of core deposit intangibles.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Deposits totaled $1.727 billion as of June 30, 2021, a $93.0 million, or 5.7%, increase from the $1.634 billion in deposits at December 31, 2020.  The overall increase in deposits is largely due to a $31.9 million, or 6.5%, increase in non-interest bearing deposits, a $48.6 million, or 13.6%, increase in interest bearing transaction deposits, and a $36.4 million, or 7.9%, increase in savings and money market deposits.  Partially offsetting these increases, certificates of deposit (“CD”) balances decreased by $23.8 million, or 7.3%.  The decrease in certificate of deposit balances is primarily the result of significant decreases in traditional CD rates, as management has lowered offering rates in response to decreases in market short-term and long-term interest rates.  As certificates of deposit mature, depositors are either seeking higher deposit rates from other competitive depository institutions or are transferring their balances to more liquid interest-bearing deposit accounts such as NOW, money market and savings deposits as a means to keep immediate access to their funds during the uncertainty of employment or economic conditions.  Much of the SBA’s round two PPP loan program proceeds were originally deposited with Premier’s subsidiary banks, giving rise to an increase in deposit balances.  Furthermore, government based economic stimulus checks to individuals have resulted in increases in retail based deposit balances.  Repurchase agreements with corporate and public entity customers increased by $28.4 million, or 84.0%.  Subordinated debentures increased by $20,000 since year-end 2020, due to the regular amortization of the purchase accounting fair value adjustment applied to the $6.186 million face value of the subordinated debentures.  Other liabilities increased by $23.4 million, largely due to $26.0 million of investment security purchases during the last days of June 2021 for which the purchase proceeds were not required to be remitted until July 2021.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

The following table sets forth information with respect to the Company’s nonperforming assets at June 30, 2021 and December 31, 2020.

	(In Thousands)
	2021	2020
Non-accrual loans	$11,925	$8,996
Accruing loans which are contractually past due 90 days or more	1,068	2,332
Accruing restructured loans	395	398
Total non-performing loans	13,388	11,726
Other real estate acquired through foreclosure (OREO)	12,042	13,215
Total non-performing assets	$25,430	$24,941

Non-performing loans as a percentage of total loans	1.07%	0.97%

Non-performing assets as a percentage of total assets	1.22%	1.28%

Total non-performing loans have increased by $1,662,000, or 14.2%, since year-end, largely due to a $2,929,000 increase in non-accrual loans.  This increase was partially offset by a $1,264,000 decrease in accruing loans past due 90 days or more and a $3,000 decrease in accruing restructured loans.  The increase in non-accrual loans was largely due to two non-owner occupied commercial real estate secured loans and one owner occupied commercial real estate secured loan becoming impaired during the first six months of 2021.  Of the three loans, only one non-owner occupied commercial real estate secured loan required any specific allowance for loan losses allocation at June 30, 2021.  Total non-performing assets have increased since year-end, largely due to the increase in non-performing loans.  This increase was partially offset by a $1,173,000 decrease in other real estate owned acquired through foreclosure (“OREO”).  Other real estate owned decreased by $1,173,000, or 8.9%, largely due to $859,000 of writedowns of carrying values as well as the sale of a few small residential real estate properties during the first six months of 2021.
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
Gross charge-offs totaled $1,429,000 during the first six months of 2021, largely due to an $856,000 charge-off of a previously identified impaired non-owner occupied commercial real estate secured loan and a $214,000 charge-off of a previously identified impaired owner occupied commercial real estate secured loan, both in the second quarter.  Any collections on charged-off loans, or partially charged-off loans, would be presented in future financial statements as recoveries of the amounts charged against the allowance.  Recoveries recorded during the first six months of 2021 totaled $97,000, resulting in net charge-offs for the first six months of 2021 of $1,332,000.  This compares to $744,000 of net charge-offs recorded in the first six months of 2020.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

The allowance for loan losses at June 30, 2021 was $13.3 million, or 1.06% of total loans, compared to $13.5 million, or 1.11% of total loans at December 31, 2020.  The decrease in the ratio is due to two primary reasons.  First, the allowance for loan losses has decreased by $256,000 in the first six months of 2021, largely due to the $1,332,000 of net charge-offs during the first six months, as discussed above, which was only partially offset by $1,076,000 of additional provision expense in those months, as discussed in more detail below.  This decrease in the allowance, by itself, would have resulted in a decrease in the ratio to total loans.  However, due to the $31.6 million increase in total loans outstanding since December 31, 2020, the allowance for loan losses ratio decreased further to 1.06% at June 30, 2021.  The PPP loans outstanding at June 30, 2021 and December 31, 2020 have a 100% guarantee by the SBA and, therefore, no allowance for loan losses is allocated to these loans. Excluding the SBA PPP loans, the $13.3 million allowance at June 30, 2021 is 1.16% of the total remaining non-PPP portfolio loans while the $13.5 million allowance at December 31, 2020 is 1.17% of the total remaining non-PPP portfolio loans.
During the first six months of 2021, Premier recorded $1,076,000 of provision for loan losses.  This provision compares to $1,590,000 of provision for loan losses recorded during the same six months of 2020.  The provision for loan losses recorded during the first six months of 2021 included approximately $250,000 of additional provision during the first quarter of 2021 related to identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus (“Potential COVID-19 Losses”).  Premier included approximately $2,500,000 in its qualitative credit risk analysis of the loan portfolio at year-end 2020 related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown, such as lodging, restaurants, amusement, non-owner occupied rental real estate, religious and civic organizations, personal services, and retail stores.  Furthermore, additional risk-weighting was given to loans in all industries where the borrower was on either an interest-only payment deferral period or a full principal and interest payment deferral period as permitted under the CARES Act.  Due to improvements in the economy during the second quarter of 2021, the elimination of virtually all loan payment deferrals under the CARES Act, and the resumption of regular payments on loans originated to the various industries believed to be more susceptible to future credit risk under COVID-19, Premier reduced its estimate of the qualitative credit risk analysis of the loan portfolio related to COVID-19 by approximately $1,000,000.  The remaining provision expense recorded in the the first six months of 2021 was related primarily to increases in specific reserves on impaired commercial real estate secured loans some of which were eventually charged-off by the end of June 2021.  The provision for loan losses recorded during the first six months of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from Potential COVID-19 Losses.  Premier added approximately $1,650,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown.  The additional provision expense related to Potential COVID-19 Losses was partially offset by reductions in estimated credit risk within the loan portfolio resulting from decreases in higher-risk loans outstanding, such as commercial and industrial loans, construction and land development loans and consumer loans, as well as other portfolio credit risk improving indications such as improvements in past due ratios and decreases in historical loss ratios.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

During the second quarter of 2021, Premier recorded $428,000 of provision for loan losses.  This provision compares to $590,000 of provision for loan losses recorded during the same quarter of 2020.  A significant portion of the provision for loan losses recorded during the second quarter of 2020 was primarily to provide for an estimate of additional identified credit risk in the loan portfolio due to uncertainty related to future economic conditions resulting from government actions designed to curb the spread of the COVID-19 virus.  During the second quarter of 2020, Premier added approximately $1,000,000 to its qualitative credit risk analysis of the loan portfolio related to loans originated to various industries believed to be more susceptible to future credit risk resulting from an economic slowdown such as lodging, restaurants, amusement, personal services and retail stores.  During the remainder of 2020 and into the first quarter of 2021, Premier refined its estimates on the qualitative credit risk analysis of the loan portfolio related to COVID-19 and added approximately $250,000 of additional provision during the first quarter of 2021 to the estimated $2.5 million of qualitative credit risk analysis related to COVID-19 at year-end 2020.  Due to improvements in the economy during the second quarter of 2021, the elimination of virtually all loan payment deferrals under the CARES Act, and the resumption of regular payments on loans originated to the various industries believed to be more susceptible to future credit risk under COVID-19, Premier reduced its estimate of the qualitative credit risk analysis of the loan portfolio related to COVID-19 by approximately $1,000,000.  More than offsetting this decrease, the net provision expense in the second quarter of 2021 was related primarily to increases in specific reserves on impaired commercial real estate secured loans that were eventually charged-off by the end of the quarter.  The $1,000,000 of additional provision expense related to Potential COVID-19 Losses in the second quarter of 2020 was partially offset by reductions in estimated credit risk within the loan portfolio resulting from decreases in loans outstanding, such as owner-occupied commercial real estate and multifamily real estate loans, as well as higher risk loans, such as commercial and industrial loans, construction and land development loans and consumer loans.  Other indications of improving portfolio credit risk that occurred during the second quarter of 2020 include decreases in loans classified as Special Mention and Substandard, improvements in past due ratios and decreases in historical loss ratios.
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
JUNE 30, 2021

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

2.	Cash flow generated by repayment of loans and interest.

3.	Arrangements with correspondent banks for purchase of unsecured federal funds.

4.	The sale of securities under repurchase agreements and borrowing from the Federal Home Loan Bank.

5.	Maintenance of an adequate available-for-sale security portfolio. The Company owns $572.8 million of securities at fair value as of June 30, 2021.

The cash flow statements for the periods presented in the financial statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

E.          Capital

At June 30, 2021, total stockholders’ equity of $249.2 million was 12.0% of total assets.  This compares to total stockholders’ equity of $259.9 million, or 13.4% of total assets on December 31, 2020.  The decrease in stockholders’ equity was largely due to the normal quarterly $0.15 per share cash dividend declared and paid during the first and second quarters of 2021 and also a $1.00 per share special cash dividend declared in January 2021 and paid in February 2021.  The dividends combined to reduce stockholders’ equity by $19.1 million.  Furthermore, a decrease in the market value of the investment portfolio available for sale reduced stockholders’ equity by $4.3 million, net of tax.  These decreases in stockholders’ equity were partially offset by the $11.7 million of net income earned during the first six months of 2021 and approximately $991,000 of contributed capital from the exercise of employee stock options during the first six months of 2021 .
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
In 2020, the Company elected to adopt the regulatory capital simplification rules permitting bank holding companies of Premier’s size to utilize one measure of regulatory capital, the Community Bank Leverage Ratio ("CBLR"), to determine regulatory capital adequacy.  The CBLR requires a higher amount of Tier 1 capital to average assets than the standard leverage ratio for a financial institution to be considered well capitalized.  However, meeting this higher standard eliminates the need to compute and monitor the Tier 1 risk-based capital ratio, the Common Equity Tier 1 risk-based capital ratio and the total risk-based capital ratio as well as maintain the 2.50% regulatory capital buffer necessary to avoid limitations on equity distributions and discretionary bonus payments.  Other criteria required to be able to utilize the CBLR as the sole measure of capital adequacy include 1.) total assets less than $10.0 billion, 2.) trading assets and liabilities equal to less than 5.0% of total assets and 3.) off-balance sheet exposures, such as the unused portion of conditionally cancellable lines of credit, equal to less than 25% of total assets.  Premier and its wholly owned subsidiary Premier Bank, Inc. meet all three of these criteria and have elected to utilize the CBLR as their measure of regulatory capital adequacy.  Under interim guidance issued in June 2020, a CBLR of Total Tier 1 capital to quarterly average assets must be at least 8.50% in year 2021 and at least 9.00% in year 2022.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank did not maintain a CBLR of 8.50% at June 30, 2021, and provided full regulatory capital ratio calcuations in its June 30, 2021 FDIC call report.

PREMIER FINANCIAL BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
JUNE 30, 2021

Premier’s Tier 1 capital totaled $201.8 million at June 30, 2021, which represents a community bank leverage ratio of 10.19%.  Premier’s wholly owned subsidiary Premier Bank, Inc. maintained a CBLR of 10.29% at June 30, 2021, well in excess of the 8.50% required to be considered well capitalized under the prompt corrective action framework.  Premier’s other wholly owned subsidiary bank, Citizens Deposit Bank did not maintain a CBLR of 8.50% at June 30, 2021, and provided full regulatory capital ratio calcuations in its June 30, 2021 FDIC call report.  The bank remained well-capitalized with a Tier 1 Risk-based Capital Ratio of 15.40%, a Total Risk-based Capital Ratio of 16.17%, and a Tier 1 Leverage Ratio of 8.24%.  Citizens Deposit Bank’s Risk-based Capital Conversation Buffer was 8.17%, well in excess of the required 2.50% at June 30, 2021.
Book value per common share was $16.84 at June 30, 2021 and $17.71 at December 31, 2020.  The decrease in book value per share was largely due to the $1.00 per share special cash dividend and the $0.30 per share in quarterly cash dividends to common shareholders declared and paid during the first six months of 2021.  Also reducing Premier’s book value per share at June 30, 2021 was the $4.3 million of other comprehensive loss for the first six months of 2021 related to the decrease in the market value of investment securities available for sale, which decreased book value by approximately $0.30 per share.  These decreases were partially offset by the $0.79 per share earned during the first six months of 2021.

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2021

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
JUNE 30, 2021

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

PREMIER FINANCIAL BANCORP, INC.
JUNE 30, 2021

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
JUNE 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER FINANCIAL BANCORP, INC.

Date: August 12, 2021	/s/ Robert W. Walker
Robert W. Walker
President & Chief Executive Officer

Date: August 12, 2021	/s/ Brien M. Chase
Brien M. Chase
Senior Vice President & Chief Financial Officer